Form 10-K
period 1993-12-31
MARTIN MARIETTA CORP /MD/
filed 1994-02-28
CIK 897599

1993
_________________________________________________________________________
_________________________________________________________________________

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                         _______________

                            Form 10-K

        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1993    Commission file number 1-11810

                     [MARTIN MARIETTA LOGO]

                   MARTIN MARIETTA CORPORATION
     (Exact name of registrant as specified in its charter)
                         _______________

             Maryland                        52-1801551
          (State or other jurisdiction of      (I.R.S. Employer
          incorporation or organization)     Identification No.)
                         _______________

6801 Rockledge Drive, Bethesda, Maryland  20817-1877 (301/897-6000)
  (Address and telephone number of principal executive offices)
                         _______________

   Securities registered pursuant to Section 12(b) of the Act:

                                        Name of each exchange
          Title of Each Class            on which registered

                                        New York Stock Exchange, Inc.
                                        Chicago Stock Exchange, Incorporated
          Common Stock, $1 par value    Pacific Stock Exchange, Incorporated
                                        Philadelphia Stock Exchange, Inc.

          7% Debentures due 2011        New York Stock Exchange, Inc.

   Securities registered pursuant to Section 12(g) of the Act:

                              None

  Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements
for the past 90 days.      Yes [x]         No [ ]

  Indicate by check mark if the disclosure of delinquent files pursuant to
Item 405 or Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [x]

  State the aggregate market value of the voting stock held by non-affiliates of the registrant. Approximately $4,281,000,000 as of January 31, 1994.

  Indicate the number or shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. Common Stock, $1 par value, 95,785,244 shares outstanding as of January 31, 1994.

               DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Martin Marietta Corporation 1993 Annual Report to Shareowners are incorporated by reference in Parts I, II and IV of this Form 10-K.

Portion of the Martin Marietta Corporation 1994 definitive Proxy Statement to be filed are incorporated by reference in Part III of this Form 10-K.
_________________________________________________________________________
_________________________________________________________________________

                                     TABLE OF CONTENTS



                                                                            Page
PART  I

ITEM  1.     BUSINESS  . . . . . . . . . . . . . . . . . . . . . . . . .      1

             General   . . . . . . . . . . . . . . . . . . . . . . . . .      1
             Business Segment Information  . . . . . . . . . . . . . . .      2
             Electronics Group   . . . . . . . . . . . . . . . . . . . .      2
             Space Group   . . . . . . . . . . . . . . . . . . . . . . .      4
             Information Group   . . . . . . . . . . . . . . . . . . . .      6
             Services Group  . . . . . . . . . . . . . . . . . . . . . .      7
             Materials Group   . . . . . . . . . . . . . . . . . . . . .      9
             Energy and Other Operations   . . . . . . . . . . . . . . .     11
             Competition, Contracts and Risk   . . . . . . . . . . . . .     13
             Backlog   . . . . . . . . . . . . . . . . . . . . . . . . .     17
             Environmental Regulation    . . . . . . . . . . . . . . . .     18
             Research and Development    . . . . . . . . . . . . . . . .     21
             Employees   . . . . . . . . . . . . . . . . . . . . . . . .     22
             Martin Marietta Technologies, Inc.
               - Reporting Status  . . . . . . . . . . . . . . . . . . .     23

ITEM  2.     PROPERTIES  . . . . . . . . . . . . . . . . . . . . . . . .     23

ITEM  3.     LEGAL PROCEEDINGS   . . . . . . . . . . . . . . . . . . . .     26

ITEM  4.     SUBMISSION OF MATTERS TO A VOTE OF
               SECURITY HOLDERS  . . . . . . . . . . . . . . . . . . . .     30

ITEM  4(a).  EXECUTIVE OFFICERS OF THE REGISTRANT  . . . . . . . . . . .     31

PART  II

ITEM  5.     MARKET FOR THE REGISTRANT'S COMMON EQUITY
               AND RELATED STOCKHOLDER MATTERS   . . . . . . . . . . . .     35

ITEM  6.     SELECTED FINANCIAL DATA   . . . . . . . . . . . . . . . . .     35

ITEM  7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF
               OPERATIONS  . . . . . . . . . . . . . . . . . . . . . . .     35

ITEM  8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA   . . . . . . .     36

ITEM  9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
               ON ACCOUNTING AND FINANCIAL DISCLOSURE  . . . . . . . . .     36

PART  III
                                                                            Page

ITEM  10.    DIRECTORS AND EXECUTIVE OFFICERS OF
               THE REGISTRANT  . . . . . . . . . . . . . . . . . . . . .     37

ITEM  11.    EXECUTIVE COMPENSATION  . . . . . . . . . . . . . . . . . .     37

ITEM  12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
               AND MANAGEMENT  . . . . . . . . . . . . . . . . . . . . .     37

ITEM  13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS  . . . . . .     38

PART  IV

ITEM  14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
               AND REPORTS ON FORM 8-K   . . . . . . . . . . . . . . . .     42

SIGNATURES     . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     49

CONSENT OF ERNST & YOUNG, INDEPENDENT AUDITORS   . . . . . . . . . . . .     51

CONSENT OF KPMG PEAT MARWICK, INDEPENDENT AUDITORS   . . . . . . . . . .     52

PART I

ITEM 1.  BUSINESS

General

     Martin Marietta Corporation is a diversified enterprise principally engaged in the conception, design, manufacture and integration of advanced technology products and services for the United States Government and private industry. Martin Marietta Corporation manages significant facilities for the Department of Energy and also produces construction aggregates and specialty chemical products.
     In April 1993, Martin Marietta Corporation consummated a transaction in which its businesses and the Aerospace businesses of the General Electric Company (GE) were combined (Combination). As a result of the Combination, which was approved by Martin Marietta Corporation's stockholders on March 25, 1993, the then existing Martin Marietta Corporation, which was formed in 1961 by the consolidation of the Glenn L. Martin Company (founded in 1909) and the American-Marietta Company (founded in 1913), was renamed Martin Marietta Technologies, Inc. (Technologies). In the Combination, Technologies became a wholly-owned subsidiary of a new corporation which assumed the Martin Marietta Corporation name.
     Martin Marietta Corporation and Technologies, although separate Maryland corporations, are operated functionally as an integrated organization and this Annual Report on Form 10-K treats them in this fashion. Unless the context otherwise requires, references to "Martin Marietta" or the "Corporation" refer to Martin Marietta Corporation, its consolidated subsidiaries (including Technologies) and certain nonconsolidated associated companies or joint ventures. See "Martin Marietta Technologies, Inc. - Reporting Status" on page 23.

Business Segment Information
     In 1993, Martin Marietta conducted business in six reportable industry segments. These segments are: the Electronics Group, the Space Group, the Information Group, the Services Group, the Materials Group, and Energy and Other Operations.
     Information concerning Martin Marietta's net sales, operating profit, assets employed, and certain additional information attributable to each reportable business segment for each year in the three-year period ended December 31, 1993, is included in the "Analysis of Financial Condition and Operating Results" on page 56 through page 61 of the Corporation's 1993 Annual Report to Shareowners (1993 Annual Report) and in "Note R: Industry Segments" of the "Notes to Financial Statements" on page 54 of the 1993 Annual Report.

Electronics Group
     The Electronics Group carries out its operations through the following organizations: Aero & Naval Systems, Armament Systems, Defense Systems, Communications Systems, Control Systems, Electronics & Missiles, Government Electronic Systems, and Ocean, Radar & Sensor Systems. The Group's activities are diverse, but primarily relate to the design, development, engineering and production of electronic systems for precision guidance, navigation, detection and tracking of threats; missiles and missile launching systems; armaments; aircraft controls and subsystems (thrust reversers); and secure communications systems.
     The Group is the prime contractor for the United States Navy's AEGIS fleet air-defense system and produces the AEGIS Weapon System including the AN/SPY-1 radar. AEGIS was the Group's largest program in 1993 and is expected to be the largest in 1994.
     The Group serves as prime contractor for the development of the AN/BSY-2 Submarine Combat System for the Navy's new Seawolf attack submarine. The Group produces the LANTIRN system, an advanced night vision, navigation and targeting fire control system for fixed-wing aircraft and the Target Acquisition Designation Sight/Pilot Night Vision Sensor (TADS/PNVS) for the Army's AH-64 Apache Attack helicopter. The Group also produces the MK 41 Vertical Launching System (VLS) for the Navy's AEGIS-equipped Ticonderoga-class cruisers and Spruance- and Arleigh Burke-class destroyers. The VLS is a shipboard multi-missile launching system for various types of naval missiles.
     Sales by the Group represented approximately 41% of the Corporation's total sales in 1993. Sales to the United States Government represented approximately 89% of the Group's sales in 1993.

Space Group
     The Space Group's operations are carried out through three organizations: Astronautics, Astro Space and Manned Space Systems. The Group's activities include the design, development, engineering and production of spacecraft, space launch vehicles and supporting ground systems, electronics and instrumentation.
     The Group serves as the prime integration, systems production and launch contractor to the U.S. Air Force for the Titan series of expendable space launch vehicles. These include the Titan II, Titan III and Titan IV.
     The design, development and fabrication of the Titan IV, together with the provision of related payload integration and launch services, was the Group's (and the Corporation's) largest program in 1993, constituting approximately 45% of the Group's 1993 sales. The first Titan IV equipped with a newly developed Centaur upper stage was successfully launched in February, 1994. The new configuration allows the launching of significantly heavier payloads to geosynchronous orbit. Titan IV is expected to continue to be the Group's largest program over the next several years.
       Affirming its commitment to remain a leading contractor in the nation's civil and military space launch programs, on December 22, 1993, the Corporation signed an agreement with General Dynamics to purchase its Space Systems Division. The primary asset of the Space Systems Division is business relating to the Atlas series of space launch vehicles and the Centaur upper stages used with Atlas and Titan IV launch vehicles. Acquisition of the Atlas series of launch vehicles will allow the Corporation to enter the intermediate lift launch market. Consummation of the transaction is subject to certain regulatory approvals and the satisfaction of certain other conditions. Assuming satisfaction of these conditions, the transaction is expected to close during the first half of 1994. See "Note D: Proposed Transactions" of the "Notes to Financial Statements" on page 46 of the 1993 Annual Report.
     A second focus of the Group is the design, development, assembly and testing of expendable external fuel tanks for the National Aeronautics and Space Administration's (NASA) Space Shuttle program. The external tank program is expected to remain a significant program in future years.
     A third area of operations is the design, development, production and integration of military, civil and commercial spacecraft and related subsystems. Spacecraft missions include communications (e.g., INTELSAT VIII, AsiaSat, Echostar, Inmarsat and the Defense Satellite Communications System), global positioning (e.g., GPS Block II), weather monitoring (e.g., the Television Infrared Observation Satellite program and the Defense Meteorological Satellite program), environmental/earth observing (e.g., Global Geospace Science Satellite, EOS AM, and Landsat satellites), and planetary exploring (e.g., Magellan and Cassini).
     Sales by the Group represented approximately 36% of the Corporation's total sales in 1993. Sales to the United States Government represented approximately 93% of the Group's sales in 1993.

Information Group
     The Information Group consists of four organizations:
Automation Systems, Information Systems, Internal Information Systems and Management & Data Systems. The Group provides command and control systems, information processing services, systems engineering, integration, program management, software development, computer-based simulations and training products, computer-based test control, machinery control, and automated logistics systems to civil, military and commercial customers.
     The Group is the prime contractor for the Consolidated Automated Support System (CASS). CASS is an automated, self contained diagnostic unit for testing Navy electronic and avionic systems.
     The Group is the integration contractor for the Ballistic Missile Defense organization National Test Facility (NTF) at Falcon Air Force Base, Colorado. As part of the ballistic missile defense initiative, the NTF tests and evaluates simulated strategic defense concepts, architectures, battle-management plans and technologies that would not otherwise be feasible to test.
     In addition, the Group is providing systems engineering and integration services to the U.S. Federal Aviation Administration
(FAA). These services assist the FAA in the implementation of the FAA's Capital Investment Plan, a plan for modernizing the nation's air traffic control system. Implementation of the FAA's plan requires upgrading the FAA's computer, weather, navigation and communication systems.

     The Group is in the third year of a 12-year contract with the U.S. Department of Housing & Urban Development (HUD) to modernize HUD's data processing systems. In 1993, development of a communication system linking HUD's new computer center with its disaster-recovery facility, headquarters and 81 regional and field offices was completed.
     Sales by the Group represented approximately 13% of the Corporation's total sales in 1993. Sales to the United States Government represented approximately 90% of the Group's sales in 1993.

Services Group
     The Services Group consists of three organizations: Martin Marietta Services, Inc., Martin Marietta Technical Services, Inc. and KAPL, Inc. The Group provides management, engineering, logistics, systems software and processing support, and other technical services to military, civil government and international customers as well as to other organizations within the Corporation. The Department of Defense is the Group's largest customer.
     The Group is responsible for the operation of the EPA's National Computer Center in Raleigh, North Carolina, the Washington Information Center in Washington, D.C., and the National Environmental Supercomputer Center in Bay City, Michigan. In addition, the Group provides information center support and various consulting and design services to the EPA. Work for the EPA is expected to remain one of the Group's major sources of revenue in 1994.

     The Group provides scientific, engineering, operations and management services support to NASA's Johnson Space Flight Center with respect to that organization's efforts in life sciences experimentation. In this regard, the Group was recently selected to provide such support on the ten upcoming Russian/American Life Sciences Missions. The Group provides similar services supporting NASA missions at Goddard Space Flight Center, AMES Research Center, and the Dryden Flight Center.
     The Group also provides quality control and engineering services, training, installation and maintenance support of the U.S. Navy's AEGIS fleet air-defense system for which the Corporation's Electronics Group is prime contractor.
     In addition, the Group presently provides operation and maintenance support of 17 remote long-range radar sites throughout the State of Alaska for the U.S. Air Force. The contract's period of performance expires in September 1994 and currently the Group is competing for a new five-year contract.
     KAPL Inc., a component of the Group, provides high-level engineering and management support to the Department of Energy's Knolls Atomic Power Laboratory.
     Sales by the Group represented approximately 4% of the
Corporation's total sales in 1993.   Sales to the United States
Government represented essentially all of the Group's sales in 1993.

Materials Group
     Historically, the Corporation's construction aggregates and specialty chemical products businesses had been conducted through Martin Marietta Aggregates and Martin Marietta Magnesia Specialties Inc. In November 1993, the aggregates business and the Common Stock of Martin Marietta Magnesia Specialties Inc. were transferred to a new company, Martin Marietta Materials, Inc. (Materials). On February 24, 1994, an initial public offering of Material's common stock was consummated and 8,797,500 shares of common stock (representing approximately 19% of the shares outstanding) were sold at an initial offering price of $23.00 per share. The Corporation continues to own all of the remaining shares and presently intends to maintain such ownership. Maintenance by the Corporation of at least an 80% ownership position will enable the Corporation to continue to include Materials in the Corporation's consolidated group for federal income tax purposes. See "Note D:
Proposed Transactions" of the "Notes to Financial Statements" on page 46 of the 1993 Annual Report.
     Materials carries on its operations through two divisions, Aggregates and Magnesia Specialties. The Aggregates division is the United States' third largest producer of aggregates for the construction of highways and other infrastructure projects and for the commercial and residential construction industries. In 1993, Materials shipped approximately 65 million tons of aggregates to customers in 24 states, generating sales of $337.5 million. In 1993, approximately 94% of the aggregates shipped by Materials were crushed stone, primarily granite and limestone, and approximately

6% were sand and gravel. Materials has focussed on the production of construction aggregates and has not integrated vertically into other construction materials businesses.
     As a result of dependence upon the construction industry, the profitability of construction aggregates producers is sensitive to regional economic conditions, particularly to cyclical swings in construction spending and changes in the level of infrastructure spending funded by the public sector. The aggregates business is also highly seasonal, due primarily to the effect of weather conditions on construction activity in the markets served. Materials' aggregates business is concentrated principally in the Southeast and the Midwest and is, therefore, primarily affected by the weather and economies in these regions. Management believes that raw material reserves are sufficient to permit production at present operational levels for the foreseeable future.
     Through its Magnesia Specialties Division, Materials manufactures and markets magnesia-based products, including refractory products for the steel industry and chemical products for industrial and agricultural uses. In 1993, the Magnesia Specialties Division generated net sales of $115.4 million. Magnesia Specialties' refractory and dolomitic lime products are sold primarily to the steel industry, and such sales may be affected by developments in that industry.
     Sales by the Group represented approximately 5% of the Corporation's total sales in 1993.

Energy and Other Operations
     Energy Group - The Energy Group's operations are performed through three organizations: Martin Marietta Energy Systems, Inc., Martin Marietta Utility Services, Inc. and Martin Marietta Specialty Components, Inc. A primary function performed by Martin Marietta Energy Systems, Inc. is managing the Department of Energy's (DOE) facilities at Oak Ridge, Tennessee. The Oak Ridge facilities include: (i) the K-25 site, which is host to a number of environmental and other technical programs performed for the DOE and other federal agencies, (ii) the Oak Ridge Y-12 Plant, a manufacturing and developmental engineering facility engaged primarily in programs vital to the national defense, and (iii) the Oak Ridge National Laboratory, one of the nation's largest multipurpose research centers. The Oak Ridge National Laboratory's primary mission is the development of safe, economic and environmentally acceptable technologies for the efficient production and use of energy. An additional critical mission is the transfer of technology to the private sector to enhance national competitiveness.
     In July 1993, the DOE's uranium enrichment operations were transferred to the United States Enrichment Corporation, a government corporation. These operations included the DOE's Paducah and Portsmouth Gaseous Diffusion Plants which produce enriched uranium for use as a fuel in nuclear power plants. The Energy Group, which had managed these facilities for the DOE, continues to perform this management role for the United States

Enrichment Corporation through Martin Marietta Utility Services,
Inc.
     Martin Marietta Specialty Components, Inc. manages the Pinellas electronic components plant in Largo, Florida for the DOE. The plant manufactures electronic and electromechanical components, primarily for nuclear weapons.
     Recent defense-related budget reductions have decreased production at some of the Energy Group's facilities and the Secretary of the DOE recently announced that nuclear weapons components stockpile production will cease at both the Y-12 and the Specialty Components plants.
     Sandia Corporation - In 1993, the Corporation was selected to succeed AT&T as the operating contractor for the DOE's Sandia National Laboratories (Sandia). The Corporation, through Sandia Corporation (a wholly-owned subsidiary, the common stock of which was acquired from AT&T), assumed full management and operational responsibility for Sandia in October 1993. Sandia is a federal government research and development laboratory with significant responsibilities for national security programs in defense and energy. An additional critical mission is the transfer of technology to the private sector to enhance national competitiveness.
     Martin Marietta Overseas Corporation - Martin Marietta Overseas Corporation (MMOC), a wholly-owned subsidiary of Martin Marietta, is generally responsible for contracts, joint ventures, teaming and other agreements with international customers and parties. In recent years, the amount of business conducted by the

Corporation internationally (directly and through MMOC) has increased and international business now constitutes approximately 13% of the Corporation's business. Included in this percentage are Foreign Military Sales which, because such sales are made through the U.S. Government, are also taken into account in calculating the percentage of the Corporation's sales to the U.S. Government. International business includes the production of commercial communications satellites for customers such as AsiaSat, Japan Broadcasting Corporation, Korea Telecom, the 52-nation Inmarsat Consortium and the 124-nation INTELSAT consortium, and the sale of airborne, ground and naval surveillance radars, the Patriot Missile System, the LANTIRN system, and the TADS/PNVS system to various allied nations.
     Additional Activities - For information relating to activities undertaken by the Corporation included within this reportable business segment, including information pertaining to activities not discussed above, see "Note R: Industry Segments" of the "Notes to Financial Statements" on page 54 of the 1993 Annual Report.

Competition, Contracts and Risk
     Martin Marietta competes with numerous other contractors on the basis of price and technical capability. Its business involves rapidly advancing technologies and is subject to many uncertainties including, but not limited to, those resulting from changes in federal budget priorities, particularly the size and scope of the defense budget, and dependence on Congressional appropriations. Within the context of the general market decline and resulting over capacity and increased competition within the defense and aerospace industries, management views the operations of the Electronics and Space Groups as stable areas and is taking steps to maintain sales levels by these Groups. Management views the operations of the Information Group, Services Group, Materials Group and Energy Group as growth areas and is seeking to increase the business of these Groups particularly to civil, commercial and international customers. Due to the intense competition for available government business, the maintenance and/or expansion of government business increasingly requires the Corporation to invest in its working capital and fixed asset base. In addition, management continues to review opportunities to expand the Corporation's existing businesses and to diversify into closely related businesses through acquisitions.
     Approximately 87% of the 1993 sales of the Corporation were made to the United States Government, either as a prime contractor or as a subcontractor, principally to the Department of Defense (including Foreign Military Sales) and NASA and additionally to the U.S. Department of Energy, the U.S. Department of Housing & Urban Development, the U.S. Environmental Protection Agency, and the U.S. Postal Service. Accordingly, sales and earnings are subject to the size, schedule and funding of government programs and are subject to periodic review in light of changes in government policies and requirements, availability of funds and technical or schedule progress.
     Earnings may vary materially depending upon the types of long-term government contracts undertaken, the costs incurred in their performance, the achievement of other performance objectives and the stage of performance at which the right to receive fees, particularly under incentive and award fee contracts, is finally determined.
     See "Note A: Accounting Policies" of the "Notes to Financial Statements" on page 44 and page 45 of the 1993 Annual Report for information concerning Martin Marietta's accounting policies governing recognition of revenues and earnings.
     All government contracts and, in general, subcontracts thereunder are subject to termination in whole or in part at the convenience of the United States Government as well as for default. Long-term government contracts and related orders are subject to cancellation if appropriations for subsequent performance periods become unavailable. Martin Marietta generally would be entitled to receive payment for work completed and allowable termination or cancellation costs if any of its government contracts were to be terminated for convenience. Upon termination for convenience of cost-reimbursement-type contracts, the contractor is normally entitled, to the extent of available funding, to reimbursement of allowable costs plus a portion of the fee related to work accomplished. Upon termination for convenience of fixed-price-type contracts, the contractor is normally entitled, to the extent of available funding, to receive the purchase price for delivered items, reimbursement for allowable costs for work in process, and an allowance for profit thereon or adjustment for loss if completion of performance would have resulted in a loss.

     A portion of Martin Marietta's business includes classified programs. Although these programs are not discussed herein, the operating results relating to those programs are included in the Corporation's consolidated financial results. The nature of and business risks associated with classified programs do not differ materially from those of the Corporation's other government programs and products.
     An increasing percentage of Martin Marietta's business is conducted internationally. While this is one of the Corporation's objectives, international business may involve additional risks, such as exposure to currency fluctuations, offset obligations and changes in foreign economic and political environments. In addition, international transactions frequently involve increased financial and legal risks arising from stringent contractual terms and conditions and widely differing legal systems, customs and mores in various foreign countries.
     The Corporation owns numerous patents and patent applications some of which, together with licenses under patents owned by others, are utilized in its operations. While such patents and licenses are, in the aggregate, important to the operation of the Corporation's business, no existing patent, license or other similar intellectual property right is of such importance that its loss or termination would, in the opinion of management, materially affect the Corporation's business.
     Certain risks inherent in the current defense and aerospace business environment are discussed in "Analysis of Financial

Condition and Operating Results" on page 56 through page 61 of the 1993 Annual Report.

Backlog
     Martin Marietta's backlog of orders at December 31, 1993, was $16.7 billion compared with $8.9 billion at the end of 1992. The 1993 amount includes funded backlog of $9.3 billion compared with $3.7 billion at the end of 1992. Martin Marietta's backlog and funded backlog did not include $10.4 billion and $6.3 billion, respectively, at December 31, 1992, attributable to the former GE Aerospace businesses that was added on April 2, 1993, as a result of the Combination. See Parent Corporation's Registration Statement on Form S-4 (Registration No. 33-58494).
     Typically, the United States Government funds its major programs only to the dollar level appropriated annually by the Congress despite total estimated program values being significantly higher. Accordingly, the government funded backlog reflected in the above amounts represents only the government's present obligation and represents the amount from which Martin Marietta can be reimbursed for work performed.
     Backlog information and comparisons thereof as of different dates may not be accurate indicators of future sales or the ratio of Martin Marietta's future sales to the United States Government versus its sales to other customers.
     Of the Corporation's total 1993 year-end backlog, approximately $10.4 billion, or 62%, is not expected to be filled within one year.

Environmental Regulation
     Martin Marietta's operations are subject to and affected by a variety of federal, state, and local environmental protection laws and regulations, including those regulating air and water quality, hazardous materials and solid wastes. Management believes that, on an overall basis, all of the facilities, owned or leased by the Corporation, are currently operated in substantial compliance with applicable statutes and regulations. Some of these facilities are currently subject to remedial actions for removing hazardous contamination that exists from prior operations. The Corporation is actively involved in environmental responses at certain of its facilities and at certain waste disposal sites not currently owned by the Corporation (third-party sites) where the Corporation, or its former aluminum subsidiary, or one of the GE Aerospace businesses acquired in the Combination has been designated a "Potentially Responsible Party" (PRP) by the U.S. Environmental Protection Agency (EPA). At such third-party sites, the EPA or a state agency has identified the site as requiring removal or remedial action under the federal "Superfund" and other related federal or state laws governing the remediation of hazardous materials. Generally, PRPs that are ultimately determined to be "responsible parties" are strictly liable for site clean-ups and usually agree among themselves to share, on an allocated basis, in the costs and expenses for investigation and remediation of the hazardous materials. Under existing environmental laws, however, responsible parties are jointly and severally liable and, therefore, the Corporation is potentially liable for the full cost of funding such remediation. In the unlikely event that the Corporation were required to fund the entire cost of such remediation, the statutory framework provides that the Corporation may pursue rights of contribution from the other PRPs.
     At third-party sites, the Corporation continues to pursue a course of action designed to minimize and mitigate its potential liability through assessing the legal basis for its involvement, including an analysis of such factors as (i) the amount and nature of materials disposed of by the Corporation, (ii) the allocation process, if any, used to assign all costs to all involved parties, and (iii) the scope of the response action that is or may reasonably be required. The Corporation also continues to pursue active participation in steering committees, consent orders and other appropriate and available avenues. Management believes that this approach should allow the Corporation to establish its minimum percentage liability on an allocated or shared basis with other PRPs.
     Although the Corporation's involvement and extent of responsibility varies at each site, management, after an assessment of each site and consultation with environmental experts and counsel, has concluded that the probability is remote that the Corporation's actual or potential liability as a PRP in each or all of these sites will have a material adverse effect on the Corporation's financial position or results of operations. While the possibility of insurance coverage is considered in the Corporation's efforts to minimize and mitigate its potential liability, this possibility is not taken into account in management's assessment of whether it is likely that its actual or potential liability will have a material adverse effect on the Corporation's financial position or results of operations.
     As part of its established environmental management program, the Corporation is currently engaged in waste-minimization projects designed to reduce generation of hazardous waste and to reduce future costs associated with waste disposal. Capital investments for environmental control purposes generally afford minimal financial return and result in increased operating costs. New and revised requirements are being continually imposed which may require further investment. Such requirements add to the costs of operations in the industries in which Martin Marietta does business, but the amount of such costs cannot reasonably be estimated.
     In addition, Martin Marietta manages various government-owned facilities on behalf of the government. At such facilities, environmental compliance and remediation costs have historically been the responsibility of the government and the Corporation relied (and continues to rely with respect to past practices) upon government funding to pay such costs. While the government remains responsible for capital costs associated with environmental compliance, responsibility for fines and penalties associated with environmental noncompliance is being shifted from the government to the contractor in certain instances with such fines and penalties no longer constituting allowable costs under the contracts pursuant to which such facilities are managed.

     Management does not believe that adherence to presently applicable environmental regulations at its own facilities or in its contract management capacity at government-owned facilities will have a material adverse effect on Martin Marietta's financial position or results of operations. For additional details, see "Legal Proceedings" on page 26 through page 30. See also "Note I:
Contingencies" of the "Notes to Financial Statements" on page 48 and "Analysis of Financial Condition and Operating Results" on page 56 through page 61 of the 1993 Annual Report.

Research and Development
     Martin Marietta conducts significant research and development activities, both under contract funding and with Independent Research and Development (IR&D) funds. A large portion of these activities are carried out at the Corporation's Electronics Group, Space Group and Information Group facilities. Research and development projects at these facilities relate to such diverse areas as sensor technologies, state-of-the-art software, expert systems and computing technologies, space launch and space platform technologies, and electronics. In addition, the Corporation's Advanced Development & Technology Operations (ADTO), headquartered in San Diego, California, is chartered to identify, develop and demonstrate advanced technological concepts having broad applications in space, defense, information and communications systems, and commercial fields. An element of ADTO is Martin Marietta Laboratories, a research and development facility near Baltimore, Maryland. Martin Marietta Laboratories conduct basic scientific and engineering research projects in fields such as advanced materials, photonics, micro-electronics and information processing.
     In addition, as a result of the Combination, the Corporation now has an Electronics Laboratory in Syracuse, New York, which conducts advanced research in solid-state microwave and millimeter-wave technology, infrared sensor focal plane electronics and specialized integrated microelectronic modules for radar, space, communications and infrared sensor systems. The Combination also brought to the Corporation the Advanced Technology Laboratory in Moorestown, New Jersey, which conducts research and development in advanced computing technologies. Finally, as a result of the Combination, the Corporation is afforded access to the General Electric Company's Corporate Research and Development Laboratories.
     See "Note P: Research and Development Expenses" of the "Notes to Financial Statements" on page 51 of the 1993 Annual Report.

Employees
     As of January 31, 1994, Martin Marietta had approximately 92,000 employees, including approximately 22,000 persons employed by the Energy Group, 9,000 persons employed by Sandia Corporation and 3,000 employed by KAPL, Inc. Approximately 17,000 of Martin Marietta's employees are covered by 68 separate collective bargaining agreements with various international and local unions. Of these agreements, 40, covering approximately 6,000 employees, will expire during 1994. Management considers employee relations generally to be good and believes that the probability is remote that renegotiating these contracts will have a material adverse effect on its business.

Martin Marietta Technologies, Inc. - Reporting Status
     Martin Marietta Corporation and Martin Marietta Technologies, Inc. each have securities registered pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (1934 Act). The staff of the Securities and Exchange Commission (SEC) has taken the position that the companies need not file separate 1934 Act reports if those reports filed by Martin Marietta Corporation are expanded so as to include additional information concerning Martin Marietta Technologies, Inc. Such additional information is included in this Annual Report on Form 10-K and in "Note J: Martin Marietta Technologies, Inc." of the "Notes to Financial Statements" on page 48 of the 1993 Annual Report. In addition, certain documents required to be filed as Exhibits to this Form 10-K or incorporated by reference to previous filings with the SEC are incorporated herein by reference to previous SEC filings by Technologies. At the time of such filings, Technologies was known as Martin Marietta Corporation and filed under Commission File Number 1-4552. See "Note B: Business Combination with GE Aerospace" of the "Notes to Financial Statements" on page 45 and page 46 of the 1993 Annual Report.

ITEM 2.  PROPERTIES
     At December 31, 1993, excluding Martin Marietta Materials, Inc., the Corporation operated in approximately 186 offices, facilities, plants and laboratories located throughout the United States and internationally. Of these, Martin Marietta owned approximately 18 locations, aggregating approximately 19 million square feet, in fee simple and leased approximately 168 locations aggregating just over 9 million square feet. In addition, Martin Marietta manages various government-owned facilities, including the NASA Michoud Assembly Facility at New Orleans, Louisiana, the Department of Energy facilities at Oak Ridge, Tennessee, and Largo, Florida, the United States Enrichment Corporation's facilities at Paducah, Kentucky, and Piketon, Ohio, the Sandia National Laboratories at Albuquerque, New Mexico and Livermore, California, the Knolls Atomic Power Laboratory at Niskayuna, New York, and an
Army ordnance plant at Milan, Tennessee.   Martin Marietta
personnel also occupy government-owned facilities at Cape Canaveral Air Force Station and Kennedy Space Center in Florida, at Marshall Space Flight Center in Alabama, at Vandenberg Air Force Base in California and at Jericho, Vermont; Johnson City, New York; and Pittsfield, Massachusetts. The United States Government also furnishes certain equipment and property used by Martin Marietta.
     Martin Marietta owns its headquarters office building located in Bethesda, Maryland in fee simple. In addition, the Corporation owns 200 acres of land and approximately 2.1 million square feet of buildings at Middle River, Maryland, near Baltimore; a 1.8 million square foot office building and manufacturing park located in Syracuse, New York; approximately 3,200,000; 3,200,000; 675,000;
500,000 and 1,200,000 square feet of office and manufacturing facilities located in Orlando, Florida; Waterton, Colorado; East

Windsor, New Jersey; Utica, New York; and King of Prussia, Pennsylvania, respectively; approximately 1,500,000 square feet of office space in Littleton, Colorado; and approximately 700 acres of land which could be developed in Orlando, Florida. The Syracuse and Utica, New York facilities are occupied by the Electronics Group while the Waterton, Colorado; East Windsor, New Jersey; and King of Prussia, Pennsylvania facilities are occupied by the Space Group.
     In 1993, the Corporation announced a facilities consolidation plan which is expected to reduce operating costs by $1.5 billion over the next five years. Under this plan, approximately five million square feet of capacity will be eliminated from the Corporation's facilities in various locations. For additional details, see "Analysis of Financial Condition and Operating Results" on page 56 through page 61 of the 1993 Annual Report.
     In 1993, Martin Marietta Materials, Inc. (Materials) shipped aggregates from 140 quarries in 11 Southeastern and Midwestern states; mining operations were conducted at 133 of these quarries, of which 29 are located on land owned by Materials, 45 are on land owned in part and leased in part, 54 are on leased land, and 5 are on facilities leased on a temporary basis. Materials owns real property with a total area of approximately 38,000 acres and leases real property with a total area of approximately 46,000 acres. Materials conducts its specialty chemical products operations at facilities in Woodville, Ohio and Manistee, Michigan and at smaller plants in Bridgeport, Connecticut and River Rouge, Michigan.

     Management believes that all of Martin Marietta's major physical facilities are in good condition and are adequate for their intended use.

ITEM 3.  LEGAL PROCEEDINGS
     Martin Marietta is primarily engaged in providing products and services under contracts with the United States Government and, to a lesser degree, under foreign government contracts, some of which are funded by the United States Government. All such contracts are subject to extensive legal and regulatory requirements and, from time to time, agencies of the United States Government investigate whether Martin Marietta's operations are being conducted in accordance with these requirements. Such investigations could result in administrative, civil or criminal liabilities including reimbursements, fines or penalties being imposed upon Martin
Marietta or could lead to suspension or debarment from future government contracting by Martin Marietta. Neither management nor counsel is aware of any such investigation presently ongoing which is likely to result in the suspension or debarment of the
Corporation or which is likely to result in the imposition of reimbursements, fines or penalties which would have a material adverse effect on the Corporation's financial position. Martin Marietta is also involved in various other legal and environmental proceedings.
     Martin Marietta Energy Systems, Inc. (MMES), a wholly-owned subsidiary of Technologies, manages certain facilities on behalf of the Department of Energy (DOE) under contracts with the DOE. MMES is involved in proceedings arising out of work performed under these contracts including the following:
- -    On June 7, 1990, Boggs, et al. v. Divested Atomic Corporation,
     et al., was filed against various defendants including MMES. Plaintiffs' request for class certification was granted and the case is pending in the United States District Court for the Eastern District of Ohio.  Plaintiffs seek monetary
     damages of $600 million based upon allegations that the defendants discharged hazardous substances into the environment.  In the event that any damages are awarded in these proceedings, such damages will be allowable costs under the contracts between MMES and the DOE.
- -    On May 28, 1992, the Arkansas State Attorney General filed a civil suit against MMES and the DOE relating to the shipment of hazardous waste (which may have contained trace amounts of radioactivity) from facilities managed for the DOE by MMES into the State of Arkansas. The suit, which is in the United States District Court for the Eastern District of Arkansas, Western Division, seeks civil penalties to be set by the Court plus an award to the State of Arkansas for the costs of its investigation plus reasonable attorney's fees and costs. In the event that any damages are awarded in these proceedings, such damages will be allowable costs under the contracts between MMES and the DOE.
- -    On December 28, 1993, MMES received a subpoena issued by a
     Federal Grand Jury in the Eastern District of Virginia requiring the production of documents relating to subcontracts with two of MMES' suppliers. MMES has produced the documents required. The prosecutor has informed MMES that MMES is not, at this time, the target of the investigation.
     On August 5, 1991, Technologies (then known as Martin Marietta Corporation) was served with two subpoenas by the Department of Defense Inspector General relating to documents pertaining to a contract with the Navy for the full-scale development of the Supersonic Low Altitude Target (SLAT) and documents associated with six Independent Research and Development (IR&D) tasks, collectively known as Navy Missile Systems. Technologies has complied with these subpoenas. In addition, the Civil Division of the Justice Department is conducting a civil fraud investigation dealing with the same or similar allegations and has issued Civil Investigative Demands for the testimony of several current and former employees.
     The Inspector General of the Department of Defense has been investigating alleged defective pricing and labor mischarging in the Pershing II program since at least January 1987, when Technologies (then known as Martin Marietta Corporation) was served with an Inspector General's subpoena. Subsequently, Technologies was served with additional Inspector General's subpoenas seeking records relating to the Pershing II program. In addition, current and former employees were subpoenaed to appear and have testified before a Federal Grand Jury in Orlando, Florida. In January 1994, the Corporation was informed that criminal prosecution had been declined but that the Civil Division of the Justice Department intends to pursue the matter.

     On January 6, 1994, the Corporation's Ordnance Systems facility at Milan, Tennessee, received a Federal Grand Jury subpoena issued in the Western District of Tennessee. The subpoena requested the production of certain purchase order files. On January 20, 1994, the Corporation received a second subpoena in this matter. The Corporation has complied with the initial subpoena and is in the process of responding to the second. The Corporation has not been identified as a target of the investigation and has not been informed of its purpose.
     On January 20, 1994, the Corporation received two subpoenas issued by the Defense Investigative Service relating to the LANTIRN program. One of the subpoenas requests documents relating to repairs to the navigation and targeting pods and relates to the charging of repair work under the warranty provisions of the LANTIRN contract. The other pertains to purchases from a subcontractor and relates to the disclosure of pricing data concerning these purchases. The Corporation is in the process of responding. The Corporation has been identified as a potential target in each of the investigations.
     As a result of the Combination, subject to certain limitations and subject to certain limited rights to indemnification all as discussed in Parent Corporation's Registration Statement on
Form S-4 (Registration No. 33-58494), Martin Marietta assumed liabilities relating to or arising out of legal and environmental proceedings pertaining to the GE Aerospace businesses transferred to Martin Marietta.

     In April 1992, GE voluntarily disclosed to the U.S. Department of Defense a matter involving allegations concerning payments, certifications, and acquisition of competitive information and related claims in connection with contracts with the Arab Republic of Egypt for the sale of radar units by one of the GE Aerospace businesses which is now part of Martin Marietta. Martin Marietta is cooperating, as did GE, with an ongoing Department of Defense investigation of this matter.
     Martin Marietta is involved in various other legal and environmental litigation and proceedings arising in the ordinary course of its business. In the opinion of management (which opinion is based in part upon consideration of the opinion of counsel) and in the opinion of counsel, the probability is remote that the outcome of any litigation or proceedings, whether or not specifically described above or otherwise referred to herein, will have a material adverse effect on the results of Martin Marietta's operations or its financial position.
     See also "Note I: Contingencies" of the "Notes to Financial Statements" on page 48 of the 1993 Annual Report and "Analysis of Financial Condition and Operating Results" on page 56 through page 61 of the 1993 Annual Report.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     No matters were submitted to a vote of security holders during the fourth quarter of 1993.

ITEM 4(a).  EXECUTIVE OFFICERS OF THE REGISTRANT
     The corporate officers of Martin Marietta Corporation are listed below. The Corporation's Board of Directors has determined that, as of February 24, 1994, the individuals whose names are followed by an * are executive officers of Martin Marietta for the purposes of Item 401(b) of Regulation S-K and officers for the purposes of Rule 16a-1(f) under Section 16 of the Securities Exchange Act of 1934. There are no family relationships among any of the executive officers and directors of the Corporation. All officers serve at the pleasure of the Board of Directors.

                                                            Principal
                                 Positions and            Occupation and
                                 Offices Held                Business
         Name                  with Corporation**          Experience**
  (Age at 3/30/94)              (Year Elected)           (Past Five Years)

Norman R. Augustine*(58)     Chairman of the Board
                             (1988), Chief
                             Executive Officer
                             (1987) and Director
                             (1986)

A. Thomas Young*(55)         President and Chief         Executive Vice
                             Operating Officer           President, 1989
                             (1990) and Director
                             (1989)

Richard G. Adamson*(61)      Corporate Vice              Corporate Vice
                             President, Strategic        President, Business
                             Development (1993)          Development, 1988-1993

Joseph D. Antinucci*(53)     Corporate Vice              President, Martin
                             President (1993) and        Marietta Aero & Naval
                             President, Electronics      Systems, 1984-1993
                             and Missiles (1993)

Marcus C. Bennett*(58)       Corporate Vice
                             President (1984),
                             Chief Financial
                             Officer (1988), and
                             Director (1993)

Peter A. Bracken*(52)        Corporate Vice              President, Martin
                             President (1992) and        Marietta Electronics,
                             President, Information      Information & Missiles,
                             Group (1993)                1992-1993; Vice
                                                         President, Technical
                                                         Operations for
                                                         Information Systems,
                                                         1986-1992

Michael F. Camardo*(52)      Corporate Vice              President, GE
                             President (1993) and        Government Services,
                             President, Services         Inc., 1990-1993;
                             Group (1993)                President, GE
                                                         Government Services,
                                                         1988-1990

Thomas A. Corcoran*(49)      Corporate Vice             Vice President and
                             President (1993) and       General Manager,
                             President, Electronics     General Electric
                             Group (1993)               Company, 1990-1993;
                                                        General Manager, GE
                                                        Government
                                                        Communications, 1988-
                                                        1990

James B. Feller (56)         Vice President,             GE Aerospace,
                             Research and                Engineering and
                             Development (1993)          Research, 1989-1993


Clyde C. Hopkins*(64)        Corporate Vice             President, Martin
                             President (1991) and       Marietta Energy
                             President, Energy          Systems, Inc. since
                             Group (1993)               1988

Alexander L. Horvath*(52)    Corporate Vice             President, Martin
                             President (1993)           Marietta Ocean, Radar
                                                        & Sensor Systems since
                                                        April 1993; Vice
                                                        President and General
                                                        Manager, GE Ocean,
                                                        Radar & Sensor Systems,
                                                        1992-1993; General
                                                        Manager, GE, 1989-1992

Bobby F. Leonard*(61)       Corporate Vice
                            President, Human
                            Resources (1981)

William B. Lytton (45)       Corporate Vice              General Counsel, GE
                             President (1993) and        Aerospace, 1989;
                             Associate General           Partner, Kohn, Savett,
                             Counsel, Operations         Klein & Graf, 1983-1989
                             and International
                             (1993)
                             - 32 -

James W. McAnally*(57)       President, Martin           President, Martin
                             Marietta Astronautics       Marietta Defense
                             (1993)                      Systems &
                                                         Communications, 1987-
                                                         1993

Janet L. McGregor*(40)      Treasurer (1992)            Deputy Treasurer, 1991-
                                                        1992; Assistant
                                                        Treasurer, 1984-1991

Frank H. Menaker, Jr.*      Corporate Vice
(53)                        President (1982) and
                            General Counsel (1981)

Dan A. Peterson*(63)        Corporate Vice              President, Information
                            President (1986), and       Systems, 1986-1989
                            Vice President,
                            Washington Operations
                            (1989)

Robert J. Polutchko*(56)    Corporate Vice              Vice President,
                            President (1991) and        Technical Operations,
                            Vice President, Space       1991-1993; President,
                            Group Technical             Information Systems
                            Operations (1993)           Group, 1989-1991;
                                                        President, Martin
                                                        Marietta Communications
                                                        Systems, 1988-1989

Michael A. Smith*(50)       Corporate Vice              President, Martin
                            President (1993)            Marietta Astro Space
                                                        since April 1993; Vice
                                                        President and General
                                                        Manager of General
                                                        Electric Company, 1989-
                                                        1993

Peter B. Teets*(52)         Corporate Vice
                            President (1985) and
                            President, Space Group
                            (1993)

Robert H. Tieken (54)       Corporate Vice              Vice President, Finance
                            President (1993), and       of GE Aerospace, 1988-
                            Vice President,             1993
                            Finance (1993)

Lillian M. Trippett (40)    Corporate Secretary         Counsel to the
                            1993 and Assistant          Subcommittee on Space,
                            General Counsel (1993)      Committee on Science,
                                                        Space and Technology,
                                                        U.S. House of
                                                        Representatives, 1986-
                                                        1989; Director
                                                        Washington, Operations,
                                                        1989-1993

Stephen P. Zelnak, Jr.*     Corporate Vice
(49)                        President (1989) and
                            President, Materials
                            Group (1993)***


** In April 1993, as a result of the Combination, all of the Executive Officers of Technologies (then known as Martin Marietta Corporation) assumed the same offices with the new Martin Marietta Corporation. The above listing does not distinguish between their service with the two corporations.

*** In November 1993, the Corporation's aggregates business and the Common Stock of Martin Marietta Magnesia Specialties Inc. were transferred to a subsidiary, Martin Marietta Materials, Inc. On February 24, 1994, approximately 19% of the common stock of Martin Marietta Materials, Inc. was sold to the public. See "Materials Group" on page 9. Mr. Zelnak is the President, Chief Executive Officer and a Director of Martin Marietta Materials, Inc.
Effective upon the completion of the offering, Mr. Zelnak resigned his position as a corporate officer of Martin Marietta Corporation.

PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS

     There were approximately 32,644 holders of record of Martin Marietta Corporation Common Stock, $1 par value, as of January 31, 1994. The exchanges on which the Corporation's Common Stock is traded are listed on the cover of this Form 10-K. Information concerning stock prices and dividends paid during the past two years is included with "Quarterly Performance, (Unaudited)" under the caption "Common Dividends Paid and Stock Prices" on page 62 of the 1993 Annual Report, and that information is hereby incorporated by reference in this Form 10-K.

ITEM 6.   SELECTED FINANCIAL DATA
     The information required by this Item 6 is included under the caption "Five Year Summary" on page 63 of the 1993 Annual Report, and that information is hereby incorporated by reference in this Form 10-K.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

     The information required by this Item 7 is included under the caption "Analysis of Financial Condition and Operating Results" on page 56 through page 61 of the 1993 Annual Report, and that information is hereby incorporated by reference in this Form 10-K.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
     The information required by this Item 8 is included under the captions "Statement of Earnings," "Balance Sheet," "Statement of Cash Flows," "Statement of Shareowners' Equity," "Notes to Financial Statements," "Analysis of Financial Condition and Operating Results," and "Quarterly Performance (Unaudited)" on pages 40, 41, 42, 43, 44-54, 56-61 and 62, respectively, of the
1993 Annual Report. This information is hereby incorporated by reference in this Form 10-K.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information concerning directors required by this Item 10, is included under the caption "Election of Directors" in the Corporation's definitive Proxy Statement to be filed pursuant to Regulation 14A no later than March 28, 1994 (1994 Proxy Statement), and that information is hereby incorporated by reference in this Form 10-K. Information concerning executive officers required by this Item 10 is located under Part I, Item 4(a) of this Form 10-K on page 31 through page 34.

ITEM 11.  EXECUTIVE COMPENSATION
     The information required by this Item 11 is included in the text and tables under the caption "Compensation of Executive Officers" in the 1994 Proxy Statement and that information, except for the information required by Item 402(k) and Item 402(l) of Regulation S-K, is hereby incorporated by reference in this Form 10-K.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

     The information required by this Item 12 is included under the captions "Securities Owned by Management" and "Voting Securities and Record Date" in the 1994 Proxy Statement and that information is hereby incorporated by reference in this Form 10-K.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
     Pursuant to the terms of the Standstill Agreement entered into by the Corporation and GE as part of the Combination, GE is entitled to representation upon Martin Marietta's Board of Directors. See "General" page 1 through page 2. Messrs. Edward E. Hood, Jr., retired Vice Chairman and a former director of GE, and Eugene F. Murphy, President and Chief Executive Officer of GE Aircraft Engines, currently serve as GE's representatives on Martin Marietta's Board of Directors. The Standstill Agreement resulted from arm's-length negotiations between the Corporation and GE.
     A portion of the consideration received by GE in the Combination consisted of 20 million shares of Martin Marietta's Series A Preferred Stock, par value $1.00 per share, which is convertible into Martin Marietta Common Stock and which, if converted, would represent approximately 23% of the shares of Common Stock outstanding after giving effect to such conversion. Further, there are existing business relationships between the Corporation and GE. These relationships are the product of arm's-length negotiations between the corporations.
     During part of 1993, John J. Byrne, a director of Martin Marietta since 1978, also served on the Board of Directors of Lehman Brothers Inc. The Corporation retained Lehman Brothers Inc. to render financial services to the Corporation in connection with the Combination for which Lehman Brothers Inc. was paid an advisory fee. Lehman Brothers Inc. rendered a fairness opinion to the Corporation in connection with the Corporation's proposed acquisition of General Dynamics Corporation's Space Systems

Division for which Lehman Brothers Inc. received a fee. Finally, Lehman Brothers Inc. served as one of the underwriters of an initial public offering of approximately 19% of the common stock of Martin Marietta Materials, Inc. for which Lehman Brothers Inc. received underwriting fees. In addition, Mr. Byrne is the Chief Executive Officer of Fund American Enterprises, Inc. (Fund American). Hanover Advisors, Inc., formerly a wholly-owned subsidiary of Fund American, serves as an investment manager for the Corporation's Master Retirement Trust. Pursuant to the arrangement, Hanover Advisors receives management fees from the Corporation which aggregated approximately $342,000 in 1993. These engagements resulted from arm's-length negotiations in which Mr. Byrne played no part.
     Messrs. Richard G. Adamson, Marcus C. Bennett, Bobby F. Leonard and Frank H. Menaker, Jr., each of whom is an Executive Officer of Martin Marietta, serve as Directors (Mr. Bennett as Chairman) of Martin Marietta Materials, Inc. See "Materials Group" on Page 9. A summary description of the relationship between Martin Marietta and Martin Marietta Materials, Inc. is included under the caption "Relationship with Martin Marietta" in the Martin Marietta Materials, Inc. Registration Statement on Form S-1 (Registration Statement No. 33-72648) and such information is incorporated herein by reference.
     Messrs. Norman R. Augustine, Marcus C. Bennett, Peter B. Teets and A. Thomas Young, each of whom is an Executive Officer of Martin Marietta, borrowed $232,363, $68,447, $86,535 and $104,563, respectively, from the Corporation in 1993. The loans were used to satisfy personal income tax obligations associated with the vesting of restricted stock previously granted to these individuals by the Corporation. The plan under which such restricted stock was granted envisions that recipients may satisfy such tax obligations by instructing the Corporation to withhold the appropriate number of shares from the certificate delivered to the recipient when the restricted stock vests. In this instance, as a result of possible restrictions on sales by the Corporation's Executive Officers imposed by Section 16 of the Securities Exchange Act of 1934 and resulting from the Combination, counsel for the Corporation recommended that its Executive Officers not utilize this tax withholding feature. As the restrictions on sale resulted from the Corporation's actions in effecting the Combination which was in the best interest of the Corporation, the Corporation offered short-term loans to such persons to enable them to satisfy their income tax obligations. The loans and their terms were approved by disinterested members of the Corporation's Board of Directors. No interest was paid on the loans. All of the loans had been repaid in full by January 31, 1994. See the caption "Compensation of Executive Officers" in the 1994 Proxy Statement.
     Mr. Alexander, a director of the Corporation, is counsel to Baker, Worthington, Crossley, Stansbury & Woolf, a law firm that provides legal services to the Corporation from time to time. Mr. Colodny, a director of the Corporation, is Of Counsel to Paul, Hastings, Janofsky & Walker, a law firm that provides legal services to the Corporation from time to time.

     Allen E. Murray, a director of Martin Marietta since 1991, also served on the Board of Directors of Morgan Stanley Group Inc. Morgan Stanley International served as one of the underwriters of an initial public offering of approximately 19% of the common stock of Martin Marietta Materials, Inc. for which Morgan Stanley Group Inc. received underwriting fees. This engagement resulted from arm's-length negotiations in which Mr. Murray played no part.

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
          FORM 8-K

     (a)(1)    List of Financial Statements filed as part of the
               Form 10-K.
     The following financial statements of Martin Marietta Corporation and consolidated subsidiaries, included in the 1993 Annual Report, are incorporated by reference into Item 8 on page 36 of this Annual Report on Form 10-K. Page numbers refer to the 1993 Annual Report:
                                                             Page
          Balance Sheet--
             December 31, 1993 and 1992                       41

          Statement of Earnings--
             Years ended December 31, 1993, 1992 and 1991     40

          Statement of Shareowners' Equity--
             Years ended December 31, 1993, 1992 and 1991     43

          Statement of Cash Flows--
             Years ended December 31, 1993, 1992 and 1991     42

          Notes to Financial Statements--
             Years ended December 31, 1993, 1992 and 1991   44-54

        (2) List of Financial Statement Schedules filed as part of this Form 10-K.
     The following financial statement schedules of Martin Marietta Corporation and consolidated subsidiaries are included in
     Item 14(d).  Page numbers refer to this Form 10-K:

          Schedule II - Amounts receivable from related
          parties and underwriters, promoters and employees
          other than related parties                          53

          Schedule V - Property, plant and equipment        54-55

                                                            Page

          Schedule VI - Accumulated depreciation,
          depletion and amortization of property,
          plant and equipment                                 56

          Schedule IX - Short-term borrowings                 57

          Schedule X - Supplementary income
          statement information                               58

          All other schedules have been omitted because they are not applicable, not required, or the information has been otherwise supplied in the financial statements or notes to the financial statements.

          The report of Martin Marietta's independent auditors with respect to the above-referenced financial statements appears on page 55 of the 1993 Annual Report and that report is hereby incorporated by reference in this Form 10-K.
          The report on the financial statement schedules and the consent of Martin Marietta's independent auditors appear on page 51.

          The report of the former GE Aerospace businesses' independent auditors with respect to the GE Aerospace businesses' financial statements as of December 31, 1992 and 1991, and for each of the years in the two year period ended December 31, 1992, included in Parent Corporation's Registration Statement on Form S-4 (Registration No. 33-58494), which report is hereby incorporated by reference in this Form 10-K. The consent of the former GE Aerospace businesses' independent auditors appears on page 52.



     (b) No reports on Form 8-K have been filed during the last quarter of the period covered by this report.

     (c)  Exhibits

          (3)(i)    Articles of Incorporation.

                    (a)  Articles of Restatement of Martin
                         Marietta Corporation (formerly Parent
                         Corporation) filed with the State
                         Department of Assessments and Taxation of the State of Maryland on June 30, 1993.

            (ii)    Bylaws

                    (a)  Copy of the Bylaws of Parent Corporation
                         (now Martin Marietta Corporation) as
                         amended on January 13, 1993, effective
                         April 2, 1993.

         (4)        (a)  Indenture dated April 22, 1993, between
                         the Corporation, Technologies, and
                         Continental Bank, National Association as
                         Trustee (incorporated by reference to
                         Exhibit 4 of the Corporation's filing on Form 8-K on April 15, 1993).

                         No other instruments defining the rights of holders of long-term debt are filed since the total amount of securities authorized under any such instrument does not exceed 10% of the total assets of the Corporation on a consolidated basis. The Corporation agrees to furnish a copy of such instruments to the Securities and Exchange Commission upon request.

        (10)(iii)   (a)  Directors Deferred Compensation Plan, as
                         amended (incorporated by reference to
                         Exhibit 10(iii)(a) to Technologies' Form
                         10-K for the fiscal year ended
                         December 31, 1988).

                    (b)  Post-Retirement Income Maintenance Plan
                         for Directors, as amended.

                    (c)  Financial Counseling Program for
                         directors, officers, company presidents, and other key employees as amended (incorporated by reference to Exhibit 10(iii)(c) to Technologies' Form 10-K for the fiscal year ended December 31, 1989).

                    (d)  Executive Incentive Plan, as amended.

                    (e)  Deferred Compensation and Estate
                         Supplement Plan, as amended.

                    (f)  Post-Retirement Death Benefit Plan for
                         Senior Executives, as amended
                         (incorporated by reference to Exhibit
                         (10)(iii)(f) to Technologies' Form 10-K
                         for the fiscal year ended December 31,
                         1987).

                    (g) 1979 Stock Option Plan for Key Employees, as amended.

                    (h) 1984 Stock Option Plan for Key Employees, as amended.

                    (i)  Martin Marietta Amended Omnibus
                         Securities Award Plan, as amended
                         March 25, 1993.

                    (j)  Format of the agreements between
                         Technologies and its officers to provide for continuity of management in the event of a change in control of Technologies (incorporated by reference to Exhibit
                         (10)(iii) to Technologies' Form 10-K for the fiscal year ended December 31, 1987).

                    (k)  Supplemental Excess Retirement Plan, as
                         amended (incorporated by reference to
                         Exhibit (10)(iii)(k) to Technologies'
                         Form 10-K for the fiscal year ended
                         December 31, 1990).

                    (l) Restricted Stock Award Plan (incorporated by reference to Exhibit 10 to Technologies' Form 10-Q for the quarter ended June 30, 1989).

                    (m)  Long Term Performance Incentive
                         Compensation Plan (incorporated by
                         reference to Exhibit (10)(iii)(m) to
                         Technologies' Form 10-K for the fiscal
                         year ended December 31, 1990).

                    (n)  Amended and Restated Martin Marietta
                         Corporation Long Term Performance
                         Incentive Compensation Plan (incorporated by reference to Exhibit 10(iii)(o) of Technologies' Form 10-K for the fiscal year ended December 31, 1992).

                    (o)  Directors' Life Insurance Program.

                    (p)  (1)  Transaction Agreement dated November
                              22, 1992, among General Electric
                              Company, Technologies and the
                              Corporation (incorporated by
                              reference from Parent Corporation's
                              Registration Statement on Form S-4
                              (Registration No. 33-58494) filed
                              with the SEC on February 18, 1993).

                         (2)  Form of Amendment Agreement, dated
                              as of February 17, 1993, among
                              General Electric Company,
                              Technologies and the Corporation

                              (incorporated by reference from
                              Parent Corporation's Registration
                              Statement on Form S-4 (Registration
                              No. 33-58494) filed with the SEC on
                              February 18, 1993).

                         (3)  Form of Amendment Agreement, dated
                              as of March 28, 1993, among General
                              Electric Company, Technologies and
                              the Corporation (incorporated by
                              reference from Parent Corporation's
                              Registration Statement on Form S-4
                              (Registration No. 33-58494) filed
                              with the SEC on February 18, 1993).
.

                    (q)  Martin Marietta Executive Special Early
                         Retirement Option and Plant Closing
                         Retirement Option Plan.

                    (r)  Martin Marietta Supplementary Pension
                         Plan for Employees of Transferred GE
                         Operations.

        (11)             Computation of net earnings per common
                         share for the years ended December 31,
                         1993, 1992 and 1991.

        (12) Computation of ratio of earnings to fixed charges for the year ended December 31, 1993.

        (13) Martin Marietta Corporation 1993 Annual Report to Shareowners, portions of which are incorporated by reference in this Form 10-K. Those portions of the 1993 Annual Report to Shareowners which are not incorporated by reference shall not be deemed to be "filed" as part of this report.

        (21)             List of Subsidiaries of Martin Marietta
                         Corporation.

        (23)        (a)  Consent of Ernst & Young, Independent
                         Auditors for Martin Marietta Corporation
                         (included in this Form 10-K at page 51).

                    (b) Consent of KPMG Peat Marwick, Independent Auditors for the former GE Aerospace businesses (included in this Form 10-K at page 52).

        (24)             Powers of Attorney.

        (27) The Financial Statement Schedules appear on page 53 through page 58 of this Form 10-K.

        (99)             Other Exhibits

                         (a)  Assumption Agreement among Martin
                              Marietta Materials, Inc. and
                              Technologies dated as of
                              November 12, 1993 (incorporated by
                              reference to Exhibit 10.01 to Martin
                              Marietta Materials, Inc.'s
                              Registration Statement on Form S-1
                              (Reg. No. 33-72648).  Exhibit filed
                              with the SEC on December 8, 1993).

                         (b)  Transfer and Capitalization
                              Agreement dated as of November 12,
                              1993, among Technologies, Martin
                              Marietta Investments, Inc., and
                              Martin Marietta Materials, Inc.
                              (incorporated by reference to
                              Exhibit 10.02 to Martin Marietta
                              Materials, Inc.'s Registration
                              Statement on Form S-1 (Reg.
                              No. 33-72648).  Exhibit filed with
                              the SEC on December 8, 1993).

                         (c)  Form of Intercompany Services
                              Agreement between Martin Marietta
                              Materials, Inc. and the Corporation
                              (incorporated by reference to
                              Exhibit 10.03 to Martin Marietta
                              Materials, Inc.'s Registration
                              Statement on Form S-1 (Reg. No. 33-
                              72648).  Exhibit filed with the SEC
                              on February 2, 1994).

                         (d)  Form of Tax-Sharing Agreement
                              between Martin Marietta Materials,
                              Inc. and the Corporation
                              (incorporated by reference to
                              Exhibit 10.04 to Martin Marietta
                              Materials, Inc.'s Registration
                              Statement on Form S-1 (Reg. No. 33-
                              72648).  Exhibit filed with the SEC
                              on February 2, 1994).

                         (e)  Form of Corporate Agreement between
                              Martin Marietta Materials, Inc. and
                              the Corporation (incorporated by
                              reference to Exhibit 10.05 to Martin
                              Marietta Materials, Inc.'s
                              Registration Statement on Form S-1
                              (Reg. No. 33-72648).  Exhibit filed
                              with the SEC on February 2, 1994).

                         (f)  Form of Cash Management Agreement
                              between Martin Marietta Materials,
                              Inc. and Technologies (incorporated
                              by reference to Exhibit 10.08 to
                              Martin Marietta Materials, Inc.'s
                              Registration Statement on Form S-1
                              (Reg. No. 33-72648).  Exhibit filed
                              with the SEC on February 2, 1994).

        Other material incorporated by reference:

               Martin Marietta Corporation's definitive Proxy Statement to be filed pursuant to Regulation 14A no later than March 28, 1994, portions of which are incorporated by reference in this Form 10-K. Those portions of the definitive Proxy Statement which are not incorporated by reference shall not be deemed to be "filed" as part of this report.

                            SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                   MARTIN MARIETTA CORPORATION

Date:  February 25, 1994           By:  /s/ FRANK H. MENAKER, JR.
                                            Frank H. Menaker, Jr.
                                            Vice President and
                                            General Counsel


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

          Signature           Title                    Date

/s/  Norman R. Augustine      Chairman of the     February 25, 1994
     Norman R. Augustine*     Board, Chief
                              Executive Officer

/s/  Marcus C. Bennett        Director, Vice      February 25, 1994
     Marcus C. Bennett*       President, Chief
                              Financial and
                              Chief Accounting
                              Officer

/s/  A. James Clark           Director            February 25, 1994
     A. James Clark*

/s/  James L. Everett, III    Director            February 25, 1994
     James L. Everett, III*

/s/  Edward L. Hennessy, Jr.  Director            February 25, 1994
     Edward L. Hennessy, Jr.*

          Signature           Title                    Date

/s/  Edward E. Hood, Jr.      Director            February 25, 1994
     Edward E. Hood, Jr.*

/s/  Caleb B. Hurtt           Director            February 25, 1994
     Caleb B. Hurtt*

/s/  Gwendolyn S. King        Director            February 25, 1994
     Gwendolyn S. King*

/s/  Melvin R. Laird          Director            February 25, 1994
     Melvin R. Laird*

/s/  Gordon S. Macklin        Director            February 25, 1994
     Gordon S. Macklin*

/s/  Eugene F. Murphy         Director            February 25, 1994
     Eugene F. Murphy*

/s/  Allen E. Murray          Director            February 25, 1994
     Allen E. Murray*

/s/  John W. Vessey, Jr.      Director            February 25, 1994
     John W. Vessey, Jr.*

/s/  A. Thomas Young          Director            February 25, 1994
     A. Thomas Young*



               *By: /s/ STEPHEN M. PIPER          February 25, 1994
                       (Stephen M. Piper, Attorney-in-fact**)


_____________________

**By authority of Powers of Attorney filed with this Annual
  Report on Form 10-K.

              CONSENT OF ERNST & YOUNG, INDEPENDENT AUDITORS


We consent to the incorporation by reference in this Annual
Report on Form 10-K of Martin Marietta Corporation of our report dated January 21, 1994, included on page 55 of the Martin
Marietta Corporation 1993 Annual Report to Shareowners.

Our audits also included the financial statement schedules of Martin Marietta Corporation listed in Item 14(a). These schedules are the responsibility of the Corporation's management. Our responsibility is to express an opinion based on our audits. In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

We also consent to the incorporation by reference of our report dated January 21, 1994, with respect to the consolidated financial statements incorporated herein by reference, and our report included in the preceding paragraph with respect to the financial statement schedules included in the Annual Report on Form 10-K of Martin Marietta Corporation, in the following Registration Statements:

(1)  Pre-Effective Amendment No. 1, dated April 18, 1988, to
     Registration Statement Number 33-20931 of Martin Marietta
     Technologies, Inc. on Form S-3;

(2)  Registration Statement Number 33-59466-01 of Martin Marietta
     Corporation and Martin Marietta Technologies, Inc. on
     Form S-3, dated March 12, 1993;

(3)  Registration Statement Number 33-61210 of Martin Marietta
     Corporation on Form S-3, dated April 16, 1993;

(4)  Registration Statement Number 33-58494 of Parent Corporation
     (now known as Martin Marietta Corporation) on Form S-4, dated February 19, 1993;

(5)  Registration Statement Number 33-60476 of Martin Marietta
     Corporation on Form S-8, dated April 2, 1993;

(6)  Registration Statement Number 33-60478 of Martin Marietta
     Corporation on Form S-8, dated April 2, 1993;

(7)  Registration Statement Number 33-60480 of Martin Marietta
     Corporation on Form S-8, dated April 2, 1993;

(8)  Registration Statement Number 33-60484 of Martin Marietta
     Corporation on Form S-8, dated April 2, 1993;

(9)  Registration Statement Number 33-60486 of Martin Marietta
     Corporation on Form S-8, dated April 2, 1993; and

(10) Registration Statement Number 33-60782 of Martin Marietta
     Corporation on Form S-8, dated April 2, 1993.

                                 /s/ Ernst & Young
                                   ERNST & YOUNG

Washington, D.C.
February 23, 1994

            CONSENT OF KPMG PEAT MARWICK, INDEPENDENT AUDITORS

The Board of Directors
General Electric Company:

The Board of Directors
Martin Marietta Corporation:

We consent to the incorporation by reference of our report dated February 3, 1993 relating to the consolidated financial statements of GE Aerospace Businesses as of December 31, 1992 and 1991 and for each of the years in the two-year period ended December 31, 1992, which report is incorporated by reference in the December 31, 1993 annual report on Form 10-K of Martin Marietta Corporation, in the following Registration Statements:

(1)  Pre-Effective Amendment No.1, dated April 18, 1988, to
     Registration Statement Number 33-20931 of Martin Marietta
     Technologies, Inc. on Form S-3;

(2)  Registration Statement Number 33-59466-01 of Martin Marietta
     Corporation and Martin Marietta Technologies, Inc. on Form S-3, dated March 12, 1993;

(3)  Registration Statement Number 33-61210 of Martin Marietta
     Corporation on Form S-3, dated April 16, 1993;

(4)  Registration Statement Number 33-58494 of Parent Corporation
     (now known as Martin Marietta Corporation) on Form S-4, dated February 19, 1993;

(5)  Registration Statement Number 33-60476 of Martin Marietta
     Corporation on Form S-8, dated April 2, 1993;

(6)  Registration Statement Number 33-60478 of Martin Marietta
     Corporation on Form S-8, dated April 2, 1993;

(7)  Registration Statement Number 33-60480 of Martin Marietta
     Corporation on Form S-8, dated April 2, 1993;

(8)  Registration Statement Number 33-60484 of Martin Marietta
     Corporation on Form S-8, dated April 2, 1993;

(9)  Registration Statement Number 33-60486 of Martin Marietta
     Corporation on Form S-8, dated April 2, 1993; and

(10) Registration Statement Number 33-60782 of Martin Marietta
     Corporation on Form S-8, dated April 2, 1993.


                                /s/ KPMG PEAT MARWICK

Philadelphia, PA
February 23, 1994



                        SCHEDULE II - AMOUNTS RECEIVABLE FROM RELATED PARTIES AND

                    UNDERWRITERS, PROMOTERS, AND EMPLOYEES OTHER THAN RELATED PARTIES

                        MARTIN MARIETTA CORPORATION AND CONSOLIDATED SUBSIDIARIES


       COL. A                                     COL. B      COL. C            COL. D                   COL. E

                                                                              Deductions        Balance at End of Period
                                                Balance at                 (1)          (2)          (1)         (2)
                                                Beginning                Amounts      Amounts
  Name of Debtor                                of Period   Additions   Collected   Written Off    Current   Not Current

                              Interest  Due
                                Rate   Date
Year ended December 31, 1993
  Notes Receivable*
  Norman R. Augustine            0%    1994      -0-        $232,000       -0-          -0-      $232,000       -0-
  A. Thomas Young                0%    1994      -0-        $105,000       -0-          -0-      $105,000       -0-


Year ended December 31, 1992     -       -       -0-             -0-       -0-          -0-          -0-        -0-


Year ended December 31, 1991     -       -       -0-             -0-       -0-          -0-          -0-        -0-

* The notes are in connection with the vesting of restricted stock awards previously granted to these individuals by the Corporation. No interest was paid on the loans. Income was imputed for personal income tax purposes at the applicable federal rate.




                                            SCHEDULE V - PROPERTY, PLANT, AND EQUIPMENT
                                     MARTIN MARIETTA CORPORATION AND CONSOLIDATED SUBSIDIARIES

          COL. A                  COL. B          COL. C              COL. D          COL. E              COL. F
                                Balance At                                        Other Changes         Balance At
                                Beginning       Additions                         Add (Deduct)             End
      CLASSIFICATION            of Period        at Cost           Retirements      Describe            of Period
Year ended December 31, 1993
Land                        $   77,062,000    $  2,930,000       $  1,827,000    $(    88,000)  A    $  117,394,000
                                                                                   39,317,000   B
Land improvements               73,816,000       2,913,000            515,000     (     1,000)  A        78,004,000
                                                                                    1,791,000   B
Mineral deposits                35,343,000       3,320,000             88,000               -            38,575,000
Buildings and improvements     696,077,000      31,578,000         39,059,000         626,000   A       836,694,000
                                                                                  147,472,000   B
Machinery and equipment      2,148,520,000     196,627,000        120,880,000     (   415,000)  A     2,615,871,000
                                                                                  392,019,000   B
Construction in progress       113,425,000     (13,925,000)  C        908,000     ( 3,237,000)  A       117,796,000
                                                                                   22,441,000   B
                            $3,144,243,000    $223,443,000   D   $163,277,000    $599,925,000        $3,804,334,000
Year ended December 31, 1992
Land                        $   75,857,000    $  2,141,000       $    936,000    $          -        $   77,062,000
Land improvements               68,364,000       5,546,000            100,000           6,000   A        73,816,000
Mineral deposits                30,743,000       4,709,000            109,000               -            35,343,000
Buildings and improvements     671,434,000      28,923,000          4,121,000     (   159,000)  A       696,077,000
Machinery and equipment      2,052,025,000     179,080,000         85,928,000       3,343,000   A     2,148,520,000
Construction in progress       150,840,000     (38,875,000)  C        140,000       1,600,000   A       113,425,000
                            $3,049,263,000    $181,524,000   D   $ 91,334,000     $ 4,790,000        $3,144,243,000
Year ended December 31, 1991
Land                        $   72,248,000    $  3,980,000       $  1,002,000     $   269,000   A    $   75,857,000
                                                                                      362,000   F
Land improvements               64,907,000       4,078,000          1,925,000      (   55,000)  A        68,364,000
                                                                                    1,359,000   F
Mineral deposits                34,131,000       1,005,000          4,202,000      (  191,000)  A        30,743,000
Buildings and improvements     641,727,000      22,702,000          8,873,000       1,288,000   A       671,434,000
                                                                                   14,590,000   F
Machinery and equipment      1,875,362,000     192,484,000         80,551,000      (  472,000)  A     2,052,025,000
                                                                                   65,202,000   F
Construction in progress       154,707,000     ( 6,143,000)  C        184,000      (  791,000)  A       150,840,000
                                                                                    3,251,000   F
                            $2,843,082,000   $ 218,106,000   D   $ 96,737,000 E   $84,812,000        $3,049,263,000

                                                      - 54 -


                    SCHEDULE V - PROPERTY, PLANT, AND EQUIPMENT
                       For the Year Ended December 31, 1993
             MARTIN MARIETTA CORPORATION AND CONSOLIDATED SUBSIDIARIES
Notes:

A  Transfers, reclassifications, and adjustments.

B  Property, plant and equipment of the aerospace and other businesses of General Electric Company which were combined with the businesses of Martin Marietta Corporation on April 2, 1993.

C  Additions of $108,570,000 in 1993, $142,008,000 in 1992, and $183,034,000 in 1991 were net of transfers to other classifications.

D  Property, plant, and equipment of other acquired businesses was $8,633,000 in 1993, $10,635,000 in 1992, and $5,780,000 in 1991.

E  Retirements resulting from the sales of assets were $28,410,000 in 1991.

F  Property, plant and equipment of International Light Metals which became wholly owned by Martin
   Marietta Corporation on December 9, 1991.


See Note A to financial statements for methods used to compute depreciation, depletion, and amortization.

Service lives for each class of property, plant, and equipment are deemed to be appropriate to allocate the cost of the respective assets over their estimated useful lives.  The range of service lives for certain major classifications follows:
                                                                                                      Years
Land improvements . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 5 to 20
Buildings and improvements:
  Electronics, Space, Information and Services facilities  . . . . . . . . . . . . . . . . . . . . . 10 to 40
  Materials facilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 10 to 50
Machinery and equipment:
  Electronics, Space, Information and Services facilities  . . . . . . . . . . . . . . . . . . . . .  5 to 20
  Materials facilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  6 to 20




                SCHEDULE VI - ACCUMULATED DEPRECIATION, DEPLETION, AND AMORTIZATION
                          OF PROPERTY, PLANT, AND EQUIPMENT
              MARTIN MARIETTA CORPORATION AND CONSOLIDATED SUBSIDIARIES

          COL. A                  COL. B            COL. C           COL. D          COL. E               COL. F
                                 Balance At       Additions                       Other Changes         Balance At
                                 Beginning    Charged to Costs                    Add (Deduct)              End

DESCRIPTION                      of Period      and Expenses       Retirements      Describe             of Period
Year ended December 31, 1993
Land improvements            $   41,594,000     $  4,428,000    $    316,000    $         -           $   45,706,000
Mineral deposits                  6,076,000          575,000          12,000              -                6,639,000
Buildings and improvements      321,277,000       57,608,000       7,500,000         5,773,000   A       377,158,000
Machinery and equipment       1,518,157,000      287,371,000     116,464,000        (6,986,000)  A     1,682,078,000
                             $1,887,104,000     $349,982,000    $124,292,000    $   (1,213,000)       $2,111,581,000

Year ended December 31, 1992
Land improvements            $   37,552,000     $  4,564,000    $   528,000     $        6,000   A    $   41,594,000
Mineral deposits                  5,678,000          442,000         14,000            (30,000)  A         6,076,000
Buildings and improvements      292,909,000       31,047,000      2,571,000           (108,000)  A       321,277,000
Machinery and equipment       1,397,652,000      190,094,000     69,885,000            296,000   A     1,518,157,000
                             $1,733,791,000     $226,147,000    $72,998,000     $      164,000        $1,887,104,000

Year ended December 31, 1991
Land improvements            $   32,993,000     $  4,354,000    $   983,000     $      (18,000)  A    $   37,552,000
                                                                                     1,206,000   C
Mineral deposits                  5,563,000          591,000        476,000               -                5,678,000
Buildings and improvements      255,142,000       29,903,000      3,309,000            (53,000)  A       292,909,000
                                                                                    11,226,000   C
Machinery and equipment       1,208,696,000      190,224,000     65,527,000             86,000   A     1,397,652,000
                                                                                    64,173,000   C
                             $1,502,394,000     $225,072,000    $70,295,000 B    $  76,620,000        $1,733,791,000


A  Transfers, reclassifications and adjustments.
B  Retirements resulting from the sales of assets were $17,405,000 in 1991.
C  Accumulated depreciation, depletion and amortization of International Light Metals which became wholly owned by
   Martin Marietta Corporation on December 9, 1991.





                                              SCHEDULE IX - SHORT-TERM BORROWINGS

                                   MARTIN MARIETTA CORPORATION AND CONSOLIDATED SUBSIDIARIES


   COL. A                                     COL. B         COL. C              COL. D           COL. E            COL. F

                                                                             Maximum           Average         Weighted
   Category of                                                               Amount            Amount          Average
    Aggregate                              Balance       Weighted          Outstanding       Outstanding    Interest Rate
   Short-term                             at End of      Average           During the        During the       During the
   Borrowings                              Period      Interest Rate         Period            Period          Period
Year ended December 31, 1993
  Commercial Paper                             -0-             -          $695,000,000    $ 62,500,000 (B)     3.16%  (C)
  Revolving Credit Facility                    -0-             -          $500,000,000    $500,000,000 (B)     6.00%  (C)


Year ended December 31, 1992
  Money Market Loan Facilities (A)             -0-             -          $198,000,000    $ 84,130,000 (B)     3.80%  (C)

Year ended December 31, 1991
  Money Market Loan Facilities (A)             -0-             -          $150,000,000    $ 75,270,000 (B)     6.70%  (C)




   (A)  Money Market Loan Facilities represent unsecured borrowings from banks with maturities generally seven days or less with no provision for extension of the maturity period.

   (B)  The average amount outstanding was computed on an average daily balance method over the period for which borrowings were outstanding.

   (C)  The weighted average interest rate was computed on an annualized interest method.






                      SCHEDULE X - SUPPLEMENTARY INCOME STATEMENT INFORMATION

                     MARTIN MARIETTA CORPORATION AND CONSOLIDATED SUBSIDIARIES



        COL. A                                                                            COL. B

         Item                                                                 Charged to Costs and Expenses

                                                                                   Year Ended December 31,

                                                                              1993           1992           1991

Maintenance and repairs . . . . . . . . . . . . . . . . . . . . . . . .  $128,728,000   $ 98,348,000   $104,119,000




                      INDEX TO THE EXHIBITS

                               TO

                 THE ANNUAL REPORT ON FORM 10-K

             FOR FISCAL YEAR ENDED DECEMBER 31, 1993



(3)(i)    Articles of Incorporation.

          (a) Articles of Restatement of Martin Marietta Corporation (formerly Parent Corporation) filed with the State Department of Assessments and Taxation of the State of Maryland on June 30, 1993.

   (ii)   Bylaws

          (a)  Copy of the Bylaws of Parent Corporation (now
               Martin Marietta Corporation) as amended on January 13, 1993, effective April 2, 1993.

(4)       (a)  Indenture dated April 22, 1993, between the
               Corporation, Technologies, and Continental Bank,
               National Association as Trustee (incorporated by reference to Exhibit 4 of the Corporation's filing on Form 8-K on April 15, 1993).

               No other instruments defining the rights of holders of long-term debt are filed since the total amount of securities authorized under any such instrument does not exceed 10% of the total assets of the Corporation on a consolidated basis. The Corporation agrees to furnish a copy of such instruments to the Securities and Exchange Commission upon request.

(10)(iii) (a)  Directors Deferred Compensation Plan, as amended
               (incorporated by reference to Exhibit 10(iii)(a) to Technologies' Form 10-K for the fiscal year ended December 31, 1988).

          (b)  Post-Retirement Income Maintenance Plan for
               Directors, as amended.

          (c) Financial Counseling Program for directors, officers, company presidents, and other key employees as amended (incorporated by reference to Exhibit 10(iii)(c) to Technologies' Form 10-K for the fiscal year ended December 31, 1989).

          (d)  Executive Incentive Plan, as amended.

          (e) Deferred Compensation and Estate Supplement Plan, as amended.

          (f) Post-Retirement Death Benefit Plan for Senior Executives, as amended (incorporated by reference to Exhibit (10)(iii)(f) to Technologies' Form 10-K for the fiscal year ended December 31, 1987).

          (g) 1979 Stock Option Plan for Key Employees, as amended.

          (h) 1984 Stock Option Plan for Key Employees, as amended.

          (i)  Martin Marietta Amended Omnibus Securities Award
               Plan, as amended March 25, 1993.

          (j) Format of the agreements between Technologies and its officers to provide for continuity of management in the event of a change in control of Technologies (incorporated by reference to
               Exhibit (10)(iii) to Technologies' Form 10-K for the fiscal year ended December 31, 1987).

          (k)  Supplemental Excess Retirement Plan, as amended
               (incorporated by reference to Exhibit (10)(iii) to Technologies' Form 10-K for the fiscal year ended
               December 31, 1991).

          (l) Restricted Stock Award Plan (incorporated by reference to Exhibit 10 to Technologies' Form 10-Q for the quarter ended June 30, 1989).

          (m)  Long Term Performance Incentive Compensation Plan
               (incorporated by reference to Exhibit (10)(iii) to Technologies' Form 10-K for the fiscal year ended
               December 31, 1991).

          (n) Amended and Restated Martin Marietta Corporation Long Term Performance Incentive Compensation Plan (incorporated by reference to Exhibit 10(iii)(o) of Technologies' Form 10-K for the fiscal year ended December 31, 1992).

          (o)  Directors' Life Insurance Program.

          (p) (1) Transaction Agreement dated November 22, 1992, among General Electric Company, Technologies and the Corporation (incorporated by reference from Parent Corporation's Registration Statement on Form S-4 (Registration No. 33-58494) filed with the SEC on February 18, 1993).

               (2) Form of Amendment Agreement, dated as of February 17, 1993, among General Electric Company, Technologies and the Corporation (incorporated by reference from Parent Corporation's Registration Statement on Form S-4 (Registration No. 33-58494) filed with the SEC on February 18, 1993).

               (3) Form of Amendment Agreement, dated as of March 28, 1993, among General Electric Company, Technologies and the Corporation (incorporated by reference from Parent Corporation's Registration Statement on Form S-4 (Registration No. 33-58494) filed with the SEC on February 18, 1993).

          (q)  Martin Marietta Executive Special Early Retirement
               Option and Plant Closing Retirement Option Plan.

          (r)  Martin Marietta Supplementary Pension Plan for
               Employees of Transferred GE Operations.

(11) Computation of net earnings per common share for the years ended December 31, 1993, 1992 and 1991.

(12) Computation of ratio of earnings to fixed charges for the year ended December 31, 1993.

(13) Martin Marietta Corporation 1993 Annual Report to
     Shareowners, portions of which are incorporated by reference in this Form 10-K. Those portions of the 1993 Annual Report to Shareowners which are not incorporated by reference shall not be deemed to be "filed" as part of this report.

(21) List of Subsidiaries of Martin Marietta Corporation.

(23)      (a)  Consent of Ernst & Young, Independent Auditors for
               Martin Marietta Corporation (included in this
               Form 10-K at page 47).

          (b) Consent of KPMG Peat Marwick, Independent Auditors for the former GE Aerospace businesses (included in this Form 10-K at page 48).

(24) Powers of Attorney.

(27) The Financial Statement Schedules appear on page 53 through page 58 of this Form 10-K.

(99) Other Exhibits

          (a)  Assumption Agreement among Martin Marietta
               Materials, Inc. and Technologies dated as of November 12, 1993 (incorporated by reference to

               Exhibit 10.01 to Martin Marietta Materials, Inc.'s
               Registration Statement on Form S-1 (Reg.
               No. 33-72648) filed with the SEC on December 8,
               1993).

          (b) Transfer and Capitalization Agreement dated as of November 12, 1993, among Technologies, Martin Marietta Investments, Inc. and Martin Marietta Materials, Inc. (incorporated by reference from Martin Marietta Materials, Inc.'s Registration Statement on Form S-1 (Reg. No. 33-72648) filed with the SEC on December 8, 1993).

          (c) Form of Intercompany Services Agreement between Martin Marietta Materials, Inc. and the Corporation (incorporated by reference from Martin Marietta Materials, Inc.'s Registration Statement on Form S-1 (Reg. No. 33-72648) filed with the SEC on December 8, 1993).

          (d) Form of Tax-Sharing Agreement between Martin Marietta Materials, Inc. and the Corporation (incorporated by reference from Martin Marietta Materials, Inc.'s Registration Statement on
               Form S-1 (Reg. No. 33-72648) filed with the SEC on December 8, 1993).

          (e)  Form of Corporate Agreement between Martin
               Marietta Materials, Inc. and the Corporation
               (incorporated by reference from Martin Marietta
               Materials, Inc.'s Registration Statement on
               Form S-1 (Reg. No. 33-72648) filed with the SEC on
               December 8, 1993).

          (f)  Form of Cash Management Agreement between Martin
               Marietta Materials, Inc. and Technologies
               (incorporated by reference from Martin Marietta
               Materials, Inc.'s Registration Statement on
               Form S-1 (Reg. No. 33-72648) filed with the SEC on
               December 8, 1993).

     Other material incorporated by reference:

          Martin Marietta Corporation's definitive Proxy Statement to be filed pursuant to Regulation 14A no later than March 28, 1994, portions of which are incorporated by reference in this Form 10-K. Those portions of the definitive Proxy Statement which are not incorporated by reference shall not be deemed to be "filed" as part of this report.