Form 10-Q
period 1994-03-31
MARTIN MARIETTA CORP /MD/
filed 1994-05-16
CIK 897599

                                  FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                   QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended   MARCH 31, 1994   Commission File Number   1-11810


                           MARTIN MARIETTA CORPORATION
             (Exact name of registrant as specified in its charter)



              MARYLAND                                52-1801151
 (State or other jurisdiction of        (I.R.S. Employer Identification Number)
  incorporation or organization)


   6801 Rockledge Drive, Bethesda, MD                      20817
(Address of principal executive offices)                (Zip Code)


Registrant's telephone number, including area code         (301) 897-6000



   Former Name:                      NONE

               Former name, former address and former fiscal year,
                          if changes since last report.


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                              YES  X    NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class                       Outstanding as of April 30, 1994

    Common Stock, $1 par value                       95,866,841 shares

                                     1 of 21

           MARTIN MARIETTA CORPORATION AND CONSOLIDATED SUBSIDIARIES

                                    FORM 10-Q

                    For the Quarter Ended March 31, 1994



                                      INDEX



                                                                    Page No.

Part I.  Financial Information:


    Item 1.  Financial Statements

         Consolidated Condensed Balance Sheets -
          March 31, 1994 and December 31, 1993 . . . . . . . . . . . . 3

         Consolidated Condensed Statements of Operations -
          Three Months Ended March 31, 1994 and 1993 . . . . . . . . . 4

         Consolidated Condensed Statements of Cash Flows -
          Three Months Ended March 31, 1994 and 1993 . . . . . . . . . 5

         Notes to Consolidated Condensed Financial Statements. . . . . 6

    Item 2.  Management's Discussion of Financial Condition
             and Operating Results . . . . . . . . . . . . . . . . . .11


Part II. Other Information:

    Item 1.  Legal Proceedings . . . . . . . . . . . . . . . . . . . .15

    Item 4.  Submission of Matters to a Vote of Security Holders . . .15

    Item 6.  Exhibits and Reports on Form 8-K. . . . . . . . . . . . .17


Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .18


Exhibit 11.  Computation of Net Earnings Per Common Share. . . . . . .19


Exhibit 12.  Computation of Ratio of Earnings to Fixed Charges . . . .21



                                     2 of 21

           MARTIN MARIETTA CORPORATION AND CONSOLIDATED SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                              March 31,        December 31,
                                                1994               1993
                                               ------             ------
                                                 (Thousands of Dollars)
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                 $  253,893        $  373,095
  Receivables                                1,509,491         1,435,515
  Inventories                                  210,216           358,749
  Current deferred income taxes                243,410           238,642
  Other current assets                          45,221            42,239
                                            ----------         ---------
           TOTAL CURRENT ASSETS              2,262,231         2,448,240

OTHER NONCURRENT ASSETS                        759,840           707,772

NONCURRENT DEFERRED INCOME TAXES               149,345           206,119

PROPERTY, PLANT AND EQUIPMENT                3,905,479         3,804,334
  Less allowances for depreciation,
    depletion and amortization               2,237,723         2,111,581
                                            ----------         ---------
                                             1,667,756         1,692,753

COST IN EXCESS OF NET ASSETS ACQUIRED        1,904,462         1,914,894

OTHER INTANGIBLES                              747,476           775,113
                                            ----------        ----------
                                            $7,491,110        $7,744,891
                                            ==========        ==========
LIABILITIES AND SHAREOWNERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable and accrued expenses     $  283,569        $  536,799
  Other current liabilities                    464,541           572,343
  Salaries, benefits and payroll taxes         368,163           333,602
  Income taxes                                 119,416            48,847
  Current maturities of long-term debt         317,512           318,525
                                            ----------        ----------
           TOTAL CURRENT LIABILITIES         1,553,201         1,810,116

LONG-TERM DEBT                               1,352,062         1,479,571

POST-RETIREMENT BENEFITS                       760,069           740,630

OTHER NONCURRENT LIABILITIES                   798,744           838,222

SHAREOWNERS' EQUITY:
  Series A Preferred Stock, liquidation
    preference $50 per share                 1,000,000         1,000,000
  Common stock, par value $1 a share            95,847            95,697
  Additional paid-in capital                   126,540           123,999
  Retained earnings                          1,804,647         1,656,656
                                            ----------        ----------
                                             3,027,034         2,876,352
                                            ----------        ----------
                                           $ 7,491,110       $ 7,744,891
                                            ==========        ==========

     See accompanying notes to consolidated condensed financial statements.

                                     3 of 21

           MARTIN MARIETTA CORPORATION AND CONSOLIDATED SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                                                      Three Months Ended
                                                           March 31,
                                                     1994            1993
                                                    -------         -------
                                                     (Thousands of dollars
                                                    except per share data)

Net sales                                         $ 2,034,341    $ 1,168,644
Cost of sales, other costs and expenses             1,827,465      1,044,023
                                                   ----------     ----------
      Earnings from Operations                        206,876        124,621

   Other income and expenses, net                     134,983          7,154
                                                   ----------     ----------
                                                      341,859        131,775
Interest expense on debt                               30,704         11,220
                                                   ----------     ----------
      Earnings before Taxes on Income
       and Cumulative Effect of Accounting Changes    311,155        120,555

Taxes on income                                       126,600         44,200
                                                   ----------     ----------
      Earnings before Cumulative Effect
       of Accounting Changes                          184,555         76,355

 Cumulative effect of changes in accounting for
   for post-retirement benefits other than
   pensions and for post-employment benefits                -       (429,432)
                                                   ----------     ----------
      Net Earnings (Loss)                         $   184,555    $  (353,077)
                                                   ==========    ===========
Earnings (Loss) Per Common Share
   Assuming No Dilution:
      Before cumulative effect of
         accounting changes                       $      1.77    $       .81
      Cumulative effect of accounting changes               -          (4.53)
                                                   ----------     ----------
                                                  $      1.77    $     (3.72)
                                                   ==========    ===========
     Assuming Full Dilution:
      Before cumulative effect of
         accounting changes                       $      1.47    $       .81
      Cumulative effect of accounting changes               -          (4.53)
                                                   ----------     ----------
                                                  $      1.47    $     (3.72)
                                                   ==========    ===========
Average Number of Common Shares Outstanding:
   Assuming No Dilution                            95,796,788     94,831,346
                                                  ===========    ===========
   Assuming Full Dilution                         125,902,316     94,831,346
                                                  ===========    ===========

Cash Dividends Declared Per Common Share          $      .225    $       .21
                                                  ===========    ===========

   See accompanying notes to consolidated condensed financial statements.

                                     4 of 21

           MARTIN MARIETTA CORPORATION AND CONSOLIDATED SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                                      Three Months Ended
                                                           March 31,
                                                       1994         1993
                                                     -------      -------
                                                      (Thousands of Dollars)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Earnings (Loss)                                 $   184,555   $ (353,077)
  Adjustments to reconcile net earnings (loss)
    to net cash provided by operating activities:
    Cumulative effect of changes in accounting for
      post-retirement benefits other than pensions
      and post-employment benefits                            -      429,432
    Deferred income taxes                                52,006       (4,175)
    Depreciation, depletion and amortization             77,927       54,472
    Net change in receivables, inventories
      and payables                                    ( 301,927)      22,625
    Gain - MM Materials, Inc. initial public offering ( 117,724)           -
    Goodwill and intangible amortization                 28,700        2,112
    Other items                                       (     463)         595
                                                      ---------    ---------
NET CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES  (  76,926)     151,984
                                                      ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
Net proceeds MM Materials, Inc. initial
  public offering                                       188,602            -
Additions to properties, net                          (  45,050)   (  23,775)
Reductions of investments                                   383       48,026
Other                                                 (  15,480)   (  20,880)
                                                      ---------    ---------
NET CASH PROVIDED BY INVESTING ACTIVITIES               128,455        3,371
                                                      ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES AND DIVIDENDS:
Debt transactions:
  Repayment and defeasement of long-term debt         ( 136,858)   (     571)
Equity transactions:
  Issuances of common stock                               2,691        4,031
Dividends declared:
  Preferred stock                                     (  15,000)           -
  Common stock                                        (  21,564)   (  19,856)
                                                      ---------    ---------
NET CASH USED FOR FINANCING ACTIVITIES
  AND DIVIDENDS                                       ( 170,731)   (  16,396)
                                                      ---------    ---------
NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                    ( 119,202)     138,959

CASH AND CASH EQUIVALENTS at beginning of period        373,095      239,642
                                                      ---------    ---------
CASH AND CASH EQUIVALENTS at end of period           $  253,893   $  378,601
                                                      =========    =========

     See accompanying notes to consolidated condensed financial statements.

                                     5 of 21

           MARTIN MARIETTA CORPORATION AND CONSOLIDATED SUBSIDIARIES

                                    FORM 10-Q

                    For the Quarter Ended March 31, 1994

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

 1. In the opinion of management, the accompanying unaudited consolidated condensed financial statements reflect all adjustments (consisting of normal recurring accruals) necessary for a fair statement of the results for the interim periods. The results of operations for the three months ended March 31, 1994, are not necessarily indicative of the results to be expected for the full year. The Corporation has continued to follow the accounting policies as stated in Note A to the financial statements included in its 1993 Annual Report.


 2. On September 30, 1993, a 2-for-1 split of the Corporation's common stock in the form of a 100% stock dividend became effective. All references in the consolidated condensed financial statements with regard to the number of shares and per share data for prior periods have been restated to reflect the split.

 3. First quarter 1993 earnings have been restated from the amounts originally reported to reflect the Corporation's adoption in 1993 of Statement of Financial Accounting Standards No. 112, "Employers Accounting for Post-employment Benefits." The after-tax charge for the change in accounting for post-employment benefits was $17.4 million or 18 cents per common share. The loss per common share from the changes in accounting for post-retirement benefits and post-employment benefits was $4.53 in the first quarter of 1993.

 4. On November 22, 1992, Martin Marietta Corporation entered into a Transaction Agreement with General Electric Company (GE) to combine the aerospace and certain other businesses of GE (collectively, the "GE Aerospace businesses") with the businesses of Martin Marietta Corporation in the form of affiliated corporations. The transaction (the "GE Transaction"), was consummated on April 2, 1993, and GE Aerospace operations have been included since that date. (see Note 15)

 5. In February 1994, Martin Marietta Materials, Inc. sold through an initial public offering, approximately 8.8 million shares of its common stock. After the public sale, the Corporation owns approximately 81% of the outstanding stock of the company. A portion of the proceeds from the offering was used to defease in-substance certain long-term debt of Martin Marietta Materials (see Note 7). The Corporation, through its subsidiary Martin Marietta Technologies, Inc., recognized an after-tax gain of $70.2 million, or 56 cents per share fully diluted, from Materials' initial public offering, net of the after-tax loss on the debt defeasance of $4.7 million.


                                     6 of 21

           MARTIN MARIETTA CORPORATION AND CONSOLIDATED SUBSIDIARIES

                                   FORM 10-Q

                 For the Quarter Ended March 31, 1994

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Continued)


 6.  Inventories:
                                                    March 31,   December 31,
                                                      1994         1993
                                                     ------       ------
                                                   (Thousands of Dollars)
     Costs on contracts and programs in
     progress net of progress payments             $ 289,404    $ 454,162
        Less:  noncurrent amounts                    162,051      168,999
                                                    --------     --------
                                                     127,353      285,163

     Finished products                                58,705       50,029
     Products in process and raw materials            10,496       10,106
     Expendable parts and supplies                    13,662       13,451
                                                    --------     --------
                                                   $ 210,216    $ 358,749
                                                    ========     ========

 7. In February 1994, Martin Marietta Materials Inc.,a majority-owned subsidiary of Martin Marietta Technologies Inc., defeased in-substance the aggregate principal amount of $125 million of 9.5% Notes due in 1995. These Notes were classified as long-term debt at December 31, 1993.

     Martin Marietta Corporation has guaranteed the payment of certain debt and other obligations of Martin Marietta Technologies, Inc. The total of such guarantees, including the 9.5% Notes which were defeased in-substance, was $1.1 billion at March 31, 1994. Exposure to credit risk in the event of non-payment by the obligor is represented by the contractual amount of the relative instruments. No loss is anticipated under these guarantees. As of March 31, 1994, there were no restrictions on dividends or other distributions between Martin Marietta Technologies, Inc. and the Corporation.

     As of March 31, 1994, the Corporation has issued letters of credit totaling $324 million relating to certain long-term contracts and other contractual obligations.

     The Corporation's total interest payments were approximately $19 million in 1994 and $16 million in 1993 for the three months ended March 31.

 8. The financing agreements of Martin Marietta Corporation and its subsidiaries contain certain restrictive covenants, including requirements for limitations on encumbrances and on sale and lease-back transactions. Under an $800-million Revolving Credit Facility Agreement, the Corporation is also subject to limitations on its financial leverage and a minimum coverage ratio as defined by the agreement. At March 31, 1994, there were no amounts outstanding under the credit facility.

                                     7 of 21

           MARTIN MARIETTA CORPORATION AND CONSOLIDATED SUBSIDIARIES

                                    FORM 10-Q

                    For the Quarter Ended March 31, 1994

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Continued)


 9. Summarized financial information for Martin Marietta Technologies, Inc., a separate registrant not subject to quarterly filing requirements, follows:

                                         March 31,          December 31,
                                           1994                 1993
                                          ------               ------
                                            (Millions of Dollars)
     Current assets                    $  1,616             $  1,585
     Noncurrent assets                    3,176                3,163
     Current liabilities                    664                  825
     Long-term debt                       1,036                1,161
     Other noncurrent liabilities         1,057                  886
     Shareowners' equity                  2,035                1,876


                                         Three Months Ended March 31,
                                           1994                 1993
                                          ------               ------
     Net sales                         $  1,138             $  1,169
     Earnings from operations               139                  125
     Earnings before cumulative
      effect of accounting changes          159                   44
     Cumulative effect of
      accounting changes                      -                 (429)
     Net earnings (loss)                    159                 (353)


10. The Corporation may purchase approximately 32.4 million shares under a 1993 authorization from the Board of Directors for repurchase of the Corporation's common shares for use in connection with the Corporation's Amended Omnibus Securities Award Plan, Performance Sharing Plan and for general corporate purposes. No share repurchases have been made by the Corporation in the open market pursuant to this authorization.

11. Selling, general and administrative expenses included in cost of sales, other costs and expenses for the quarter ended March 31, were $149.4 million in 1994 and $89.4 million in 1993.



                                     8 of 21

           MARTIN MARIETTA CORPORATION AND CONSOLIDATED SUBSIDIARIES

                                    FORM 10-Q

                    For the Quarter Ended March 31, 1994

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Continued)


12. The Corporation's effective income tax rate for the first three months was 40.7% in 1994 and 36.7% in 1993. The effective rate for 1994 is higher than the current corporate federal income tax rate of 35% principally due to differences between book and tax accounting arising from the amortization of goodwill (cost in excess of net assets acquired) associated with the GE Transaction and state income taxes.

     Income tax payments were approximately $6 million in 1994 and $11 million in 1993 for the three months ended March 31.

13. The ratio of earnings to fixed charges for the three months ended March 31, 1994, was 9.34. See Exhibit 12, Computation of Ratio of Earnings to Fixed Charges on page 21.

14. In the opinion of management and counsel, the probability is remote that the outcome of litigation and other proceedings, including those pertaining to environmental matters, relating to Martin Marietta and its subsidiaries, will have a material adverse effect on the results of the Corporation's operations or its financial position.




              * * * * * * * * * * * * * * * * * * * * * * * * * * *












                                     9 of 21

           MARTIN MARIETTA CORPORATION AND CONSOLIDATED SUBSIDIARIES

                                   FORM 10-Q

                    For the Quarter Ended March 31, 1994

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Continued)




15. The following unaudited pro forma combined summary information presents the historical results of operations of the Corporation and the GE Aerospace Businesses for the three months ended March 31, 1993 with pro forma adjustments as if the GE Transaction had been consummated as of the beginning of the period presented. The pro forma information is based upon certain estimates and assumptions that management of the Corporation believes are reasonable in the circumstances. The unaudited pro forma information is not necessarily indicative of what the results of operations actually would have been if the GE Transaction had occurred on the date indicated. Moreover, they are not necessarily indicative of future results of operations.

                                  Pro Forma Information
                                    Three Months Ended
                                      March 31,1993
                                      -------------
                               (Millions,Except Per Share)

      Net Sales                               $  2,192
                                               =======
      Earnings before Cumulative Effect
          of Accounting Changes
          Attributable to Common Stock        $     73
                                               =======
      Net Earnings (Loss)
          Attributable to Common Stock        $   (356)
                                               =======
      Earnings (Loss) Per Common Share
          Assuming No Dilution:

          Before Cumulative Effect
               of Accounting Changes          $    .77
                                               =======
          Net Earnings (Loss) Per
               Common Share                   $  (3.75)
                                               =======





                                    10 of 21

           MARTIN MARIETTA CORPORATION AND CONSOLIDATED SUBSIDIARIES

                                    FORM 10-Q

                    For the Quarter Ended March 31, 1994

      MANAGEMENT'S DISCUSSION OF FINANCIAL CONDITION AND OPERATING RESULTS
                 First Quarter Ended March 31, 1994 and 1993


Martin Marietta continued in excellent overall financial condition during the first quarter of 1994. The Corporation maintains adequate capital resources to operate, compete and grow in an increasingly challenging and competitive marketplace. Net earnings for the first quarter of 1994 were $184.6 million, or $1.47 per share fully diluted, including a gain of $70.2 million, or 56 cents per share resulting from Martin Marietta Materials' initial public offering.
Net earnings for the quarter excluding the gain were $114.4 million, up 50% over first quarter 1993 earnings of $76.4 million before changes in accounting. Backlog of undelivered orders at March 31, 1994 remained high at $15.9 billion, compared with $16.7 billion reported at year-end 1993. The Corporation's ratio of debt-to-capitalization at March 31, 1994 was 36%, down from 39% reported at December 31, 1993.

First quarter 1993 earnings include an after-tax charge of $429 million, or $4.53 per share, resulting from the Corporation's adoption of accounting changes for post-retirement and post-employment benefits.

On May 1, 1994, the Corporation completed its previously announced acquisition of General Dynamics' Space Systems division for $209 million in cash. The purchase method of accounting will be used to record this transaction. Operating results of the Space Systems division will be included with those of the Corporation from the closing date. (see Martin Marietta Corporation Current Report on Form 8-K filed May 13, 1994.)

On March 6, 1994, the Corporation entered into an Agreement and Plan of Merger with the Grumman Corporation and on March 8, 1994, the Corporation made an offer to purchase for cash all outstanding shares of common stock of Grumman Corporation. Subsequently, Grumman reached agreement with and accepted Northrop Corporation's competing offer to purchase its outstanding common shares. In April 1994, Martin Marietta Corporation received $50 million from Grumman pursuant to the termination provisions of the March 6, 1994, Agreement and Plan of Merger.

In February 1994, Martin Marietta Materials, Inc. sold through an underwritten initial public offering, approximately 8.8 million shares of its common stock. After the public sale, the Corporation owns approximately 81% of the outstanding stock of the company. A portion of the proceeds from the offering was used to defease in-substance certain long-term debt of Martin Marietta Materials (see
Note 5). The Corporation, through its subsidiary Martin Marietta Technologies, Inc., recognized an after-tax gain of $70.2 million, or 56 cents per share fully diluted, from Materials' initial public offering, net of the after-tax loss on the debt defeasance of $4.7 million.

                                    11 of 21

           MARTIN MARIETTA CORPORATION AND CONSOLIDATED SUBSIDIARIES

                                    FORM 10-Q

                    For the Quarter Ended March 31, 1994

      MANAGEMENT'S DISCUSSION OF FINANCIAL CONDITION AND OPERATING RESULTS
                                   (Continued)

                 First Quarter Ended March 31, 1994 and 1993

On November 22, 1992, Martin Marietta Corporation entered into a Transaction Agreement with General Electric Company (GE) to combine the aerospace and certain other businesses of GE (collectively, the "GE Aerospace businesses") with the businesses of Martin Marietta Corporation in the form of affiliated corporations. The transaction (the "GE Transaction"), was consummated on April 2, 1993, and GE Aerospace operations have been included since that date.

LIQUIDITY AND CAPITAL Net cash flow used for operating activities during the first three months of 1994 was $77 million, compared with $152 million provided by operating activities in the same period of 1993. The 1994 cash flow was due to working capital increases, due principally to the large decrease in accounts payable in the quarter, which exceeded earnings and depreciation. The 1993 cash flow was principally from earnings, before deducting depreciation and the noncash charge resulting from the adoption of accounting changes for post-retirement and post-employment benefits. Net capital expenditures were $45 million in 1994 and $24 million in 1993 during the first three-month periods. Net proceeds, after expenses, of $189 million were generated from the initial public offering of Martin Marietta Material's common stock. Cash of $136 million was used to defease in-substance $125 million of 9.5% Notes due in 1995.

Martin Marietta's internal cash flows and access to capital markets are expected to continue to be sufficient to provide the capital resources necessary to support operating needs and cover debt service requirements. The Corporation's outstanding public senior debt (which is issued through Martin Marietta Technologies, Inc. and guaranteed by Martin Marietta Corporation) is rated A by Standard & Poor's, A3 by Moody's,and A by Duff & Phelps. Martin Marietta's commercial paper ratings are A-1 by Standard & Poor's, P-2 by Moody's, and Duff-1 by Duff & Phelps. Martin Marietta Technologies, Inc., and Martin Marietta Corporation's principal borrowing facility is an $800-million revolving credit facility which expires on March 31, 1996. This borrowing facility may be used for general corporate purposes. At March 31, 1994, there was no amount outstanding under the credit facility.

Martin Marietta Technologies, Inc., has a shelf registration on file with the Securities and Exchange Commission for the offering of up to $300 million in debt securities which may be issued from time to time. Such debt securities would be obligations of the Martin Marietta Technologies, Inc., that would be fully and unconditionally guaranteed by Martin Marietta Corporation. The Corporation's ability to issue such debt securities at any given time is dependent, among other things, upon market conditions.

                                    12 of 21

           MARTIN MARIETTA CORPORATION AND CONSOLIDATED SUBSIDIARIES

                                  FORM 10-Q

                    For the Quarter Ended March 31, 1994

      MANAGEMENT'S DISCUSSION OF FINANCIAL CONDITION AND OPERATING RESULTS
                                   (Continued)
                   First Quarter Ended March 31, 1994 and 1993


Under a 1993 authorization from the Board of Directors, the Corporation may repurchase approximately 32.4 million of its common shares for use in connection with the Corporation's Amended Omnibus Securities Award Plan, Performance Sharing Plan and for general corporate purposes. There have been no share repurchases made, in the open market, pursuant to this authorization.

RESULTS OF OPERATIONS Net sales increased $866 million, or 74%, in the first three-month period of 1994 over the same period a year ago primarily because of the inclusion of the former GE Aerospace businesses in 1994.

The Electronics Group with sales of approximately $848 million in the first quarter of 1994, had sales increases of 123% over the same period in 1993. These gains reflect the sales performance of Ocean, Radar & Sensor Systems, Government Electronics and Defense Systems.

Space Group had three-month 1994 sales of approximately $646 million, a increase of 10% in the first three months of 1994 over 1993. Sales from the Group's Astro Space unit partially offset revenue declines from the Group's
Astronautics unit.

Information Group with sales of $341 million in the first quarter of 1994 posted a sales increase of 164% over the same period of 1993. Sales from the Group's Management & Data Systems and Automated Systems units were the principal reason for the sales gain.

Services Group, with sales of $109 million in the first three months of 1994, had sales gains of $91 million in the first quarter of 1994 over 1993.
The sales gains are principally attributable to sales from Martin Marietta Services, Inc.

Martin Marietta Materials, Inc. had sales of $95 million in the first three months of 1994, representing a 16% increase over the comparable period of 1993. Sales for the aggregates operation were up 20% during the first three months, and were the reason for this Group's overall increase.

Earnings from operations were up $82 million, or 66%, in the first three months of 1994 over 1993. Electronics Group operating profits rose significantly in the first quarter of 1994 compared with the same period of 1993. In addition to the effect of the inclusion of the business operations of the former GE Aerospace company, the gain in 1994 reflects improved performance on the Patriot and Hellfire missile programs and on the LANTIRN electro optics program.

                                    13 of 21

           MARTIN MARIETTA CORPORATION AND CONSOLIDATED SUBSIDIARIES

                                    FORM 10-Q

                    For the Quarter Ended March 31, 1994

      MANAGEMENT'S DISCUSSION OF FINANCIAL CONDITION AND OPERATING RESULTS
                                   (Continued)
                   First Quarter Ended March 31, 1994 and 1993



These Electronics Group gains were tempered by the Aero & Naval Systems division's provision for additional cost now anticipated on the Pratt & Whitney aircraft engine fan reverser program, associated with the certification phase of this production program. Certification tests and any asssociated redesign are expected to be completed in the second quarter of 1994.

Space Group profits grew 7% in the first three months of 1994 compared with the first quarter a year ago. In 1994, Astro Space profits offset lower Astronautics earnings, which were principally due to award fee timing. The Information and Services Groups each had modest gains in operating profits in the first quarter of 1994 over the period in 1993.

Martin Marietta Materials Inc.'s operating profits increased by $7 million, or 189% in the first quarter 1994 over the comparable period in 1993. The profit gain was primarily from the company's aggregates operation.

Other income and expenses, net, for the three months ended March 31, was $135 million in 1994 compared with $7 million in 1993. The increase in 1994 was due principally to the pre-tax gain of $118 million which resulted from the Martin Marietta Materials' initial public offering.

Interest expense was $20 million, or 174%, higher in the first three months of 1994 over 1993. The increase in 1994 was due to the $1.4-billion increase in the long-term debt during the second quarter of 1993. The Corporation issued $700 million in long-term debt in April 1993, and assumed $750 million of GE payment obligations (including approximately $16 million of accrued interest) in connection with the GE Transaction.

The Corporation's effective income tax rate for the first three months was 40.7% in 1994 and 36.7% in 1993. The effective rate for 1994 is higher than the current corporate federal income tax rate of 35% principally due to differences between book and tax accounting arising from the amortization of goodwill associated with the GE Transaction and state income taxes.


              * * * * * * * * * * * * * * * * * * * * * * * * * * *


                                    14 of 21

           MARTIN MARIETTA CORPORATION AND CONSOLIDATED SUBSIDIARIES
                                  FORM 10-Q

                    For the Quarter Ended March 31, 1994

                           PART II - OTHER INFORMATION



Item 1.  Legal Proceedings

Martin Marietta Energy Systems, Inc. ("MMES"), a wholly-owned subsidiary of Martin Marietta Technologies, Inc., manages certain facilities on behalf of the Department of Energy (DOE) under contracts with DOE. MMES and the DOE are currently engaged in discussions with the General Counsel for the Tennessee Department of Environment and Conservation ("TDEC") related to the cleanup of hazardous waste associated with the closure of two surface impoundments at the DOE's Oak Ridge K-25 Site. There exists a possibility that monetary assessments in excess of $100,000 may be levied by the TDEC against the DOE and MMES.

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

Item 4. Submission of Matters to a Vote of Security Holders

    At the Annual Meeting of Stockholders held on April 28, 1994, the stockholders of Martin Marietta Corporation:

    - Elected Marcus C. Bennett, A. James Clark, Edwin I. Colodny, James L. Everett, III, and Allen E. Murray to the Board of Directors of the Corporation for three-year terms expiring in 1997. Lamar Alexander, Norman R. Augustine, John J. Byrne, Edward L. Hennessy, Jr., Edward E. Hood, Jr., Caleb B. Hurtt, Gwendolyn S. King, Melvin R. Laird,
      Gordon S. Macklin, Eugene F. Murphy, John W. Vessey, Jr., and
      A. Thomas Young continue their terms as directors. The following table sets forth the votes for each director.

                                         Votes Cast For      Votes Withheld

          Marcus C. Bennett                  79,703,098        1,784,953
          A. James Clark                     79,696,710        1,791,341
          Edwin I. Colodny                   79,686,286        1,801,765
          James L. Everett, III              79,694,928        1,793,123
          Allen E. Murray                    79,688,240        1,799,811



                                    15 of 21

           MARTIN MARIETTA CORPORATION AND CONSOLIDATED SUBSIDIARIES

                                   FORM 10-Q

                    For the Quarter Ended March 31, 1994

                           PART II - OTHER INFORMATION
                                   (Continued)

Item 4. Submission of Matters to a Vote of Security Holders (continued)

    - Rejected a stockholder proposal which recommended stockholder approval by a majority of votes cast on matters brought before stockholder meetings at which a quorum is present. The resolution, comments and recommendation concerning the proposal were set forth in the Corporation's definitive Proxy Statement dated March 21, 1994. There were 20,172,152 votes for the proposal, 53,407,242 votes against the proposal, 3,133,806 abstentions and 4,774,851 broker nonvotes.

    - Rejected a stockholder proposal which recommended that the Corporation endorse the Coalition for Environmentally Responsible Economies' principles for corporate environmental accountability. The resolution, comments and recommendation concerning the proposal were set forth in the Corporation's definitive Proxy Statement dated March 21, 1994. There were 6,506,592 votes for the proposal, 61,445,321 votes against the proposal, 8,763,985 abstentions and 4,772,153 broker nonvotes.

    - Rejected a stockholder proposal which recommended that the Board of Directors reinstate the election of directors annually, instead of the staggered three-year terms currently in place. The resolution, comments and recommendation concerning the proposal were set forth in the Corporation's definitive Proxy Statement dated March 21, 1994. There were 29,876,248 votes for the proposal, 44,706,308 votes against the proposal, 2,130,644 abstentions and 4,774,851 broker nonvotes.

    - Rejected a stockholder proposal which recommended stockholder approval of severance agreements. The resolution, comments and recommendation concerning the proposal were set forth in the Corporation's definitive Proxy Statement dated March 21, 1994. There were 28,714,318 votes for the proposal, 44,837,860 votes against the proposal, 3,161,022 abstentions and 4,774,851 broker nonvotes.

    - Rejected a stockholder proposal which recommended a change in voting requirements for removal of directors. The resolution, comments and recommendation concerning the proposal were set forth in the Corporation's definitive Proxy Statement dated March 21, 1994. There were 20,840,892 votes for the proposal, 52,739,397 votes against the proposal, 3,132,911 abstentions and 4,774,851 broker nonvotes.



                                    16 of 21

           MARTIN MARIETTA CORPORATION AND CONSOLIDATED SUBSIDIARIES

                                   FORM 10-Q

                    For the Quarter Ended March 31, 1994

                           PART II - OTHER INFORMATION
                                   (Continued)


Item 6.  Exhibits and Reports on Form 8-K
(a) Exhibits.

    1.  Exhibit 11, Martin Marietta Corporation and Consolidated
        Subsidiaries Computation of Net Earnings (Loss) Per Common Share for the three months ended March 31, 1994 and 1993, is presented on pages 19 and 20.

    2. Exhibit 12, Martin Marietta Corporation and Consolidated Subsidiaries Computation of Ratio of Earnings to Fixed Charges for the three months ended March 31, 1994, is presented on page 21.

(b) Reports on Form 8-K filed in the first quarter of 1994.

    None.

(c) Current Report on Form 8-K filed on May 13, 1994.

        Item 2 - Acquisition or Disposition of Assets

        The Registrant filed information in connection with an Asset Purchase Agreement by and between Martin Marietta and General Dynamics Corporation, pursuant to which the Registrant acquired substantially all of the assets and business (together with certain associated liabilities), of General Dynamics' Space Systems Group. The acquisition was effective on May 1, 1994. The cash purchase consideration of $208.5 million is subject to a post-closing adjustment based upon changes in the economic value of the Group as reflected in the Group's financial statements between that existing on August 29, 1993 and that existing on the date of closing.

        Item 7 - Financial Statements and Exhibits.
        (a)  Financial Statements of Business Acquired

             General Dynamics' Space Systems Group Combined Financial Statements For the Years Ended December 31, 1993, 1992, and 1991 Together with Auditors' Report

        (b)  Pro Forma Financial Statements

             Unaudited Pro Forma Combined Condensed Financial Statements Notes to Unaudited Pro Forma Combined Condensed Financial Statements

                                    17 of 21

            MARTIN MARIETTA CORPORATION AND CONSOLIDATED SUBSIDIARIES
                                    FORM 10-Q
                    For the Quarter Ended March 31, 1994





                                   SIGNATURES



    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 MARTIN MARIETTA CORPORATION
                                                         (Registrant)






Date: May 16, 1994                          by:    S/Marcus C. Bennett
                                                     Marcus C. Bennett
                                                     Vice President &
                                                  Chief Financial Officer
















                                    18 of 21

                                                       EXHIBIT 11

            MARTIN MARIETTA CORPORATION AND CONSOLIDATED SUBSIDIARIES
                                   FORM 10-Q
                        For the Quarter Ended March 31, 1994
               COMPUTATION OF NET EARNINGS (LOSS) PER COMMON SHARE


                                                      Three Months Ended

                                                           March 31,

                                                     1994          1993
                                                    ------        ------

ASSUMING NO DILUTION:
Average number of common shares outstanding (1)     95,796,788     94,831,346
                                                   ===========    ===========
Earnings before cumulative effect of
   accounting changes                             $    184,555   $     76,355

   Less: Preferred stock dividends                      15,000              -
                                                   -----------    -----------

Earnings before cumulative effect of accounting
   changes applicable to common stock                  169,555         76,355

Cumulative effect of accounting changes                      -       (429,432)
                                                   -----------    -----------

Net earnings (loss) applicable to common stock    $    169,555   $   (353,077)
                                                   ===========    ===========

Net earnings (loss) per common share:
   Before cumulative effect of accounting
      changes                                     $       1.77   $        .81

   Cumulative effect of accounting changes                   -          (4.53)
                                                   -----------    -----------
                                                  $       1.77   $      (3.72)
                                                   ===========    ===========

      (1) Excludes common stock equivalents
       since the dilutive effect on earnings
       per share assuming no dilution is
       less than 3%.


                                    19 of 21

            MARTIN MARIETTA CORPORATION AND CONSOLIDATED SUBSIDIARIES
                                   FORM 10-Q
                        For the Quarter Ended March 31, 1994
               COMPUTATION OF NET EARNINGS (LOSS) PER COMMON SHARE


                                                      Three Months Ended

                                                            March 31,

                                                     1994          1993
                                                    ------        ------

ASSUMING FULL DILUTION:
Average number of common shares outstanding         95,796,788     94,831,346

Dilutive stock options-based on the treasury
   stock method using the March 31 market
   prices, if higher than average market price       1,164,062              -

Assumed conversion of the Convertible Preferred
   Stock from the date of issuance                  28,941,466               -
                                                   -----------    -----------
                                                   125,902,316     94,831,346
                                                   ===========    ===========

Earnings before cumulative effect of accounting
   changes applicable to common stock             $    169,555   $     76,355

   Add:  Preferred stock dividends                      15,000              -
                                                   -----------    -----------

Earnings before cumulative effect of
   accounting changes                                  184,555         76,355

Cumulative effect of accounting changes                      -       (429,432)
                                                   -----------    -----------
Net earnings (loss)                               $    184,555   $   (353,077)
                                                   ===========    ===========

Net earnings (loss) per common share:
   Before cumulative effect of accounting
      changes                                     $       1.47   $        .81

   Cumulative effect of accounting changes                   -          (4.53)
                                                   -----------    -----------

                                                  $       1.47   $      (3.72)
                                                   ===========    ===========


                                    20 of 21

                                                                 EXHIBIT 12

            MARTIN MARIETTA CORPORATION AND CONSOLIDATED SUBSIDIARIES
                                    FORM 10-Q
                    For the Quarter Ended March 31, 1994
                COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES
                  For the Three Months Ended March 31, 1994
                     (In thousands of dollars, except ratio)





EARNINGS:
Net earnings                                                     $  184,555
Taxes on income                                                     126,600
Interest expense                                                     31,985
Amortization of debt premium and expense, net                     (   1,281)
Portion of rents representative of an interest factor                 5,711
Earnings of less than 50% owned associated companies, net                 5
                                                                 ----------
Adjusted earnings before taxes and fixed charges                 $  347,575
                                                                 ==========




FIXED CHARGES:
Interest expense                                                 $   31,985
Amortization of debt premium and expense, net                     (   1,281)
Portion of rents representative of an interest factor                 5,711
Capitalized interest                                                    790
                                                                 ----------
Total fixed charges                                              $   37,205
                                                                 ==========



RATIO OF EARNINGS TO FIXED CHARGES                                     9.34
                                                                 ==========








                                    21 of 21