Form 10-Q
period 1994-06-30
MARTIN MARIETTA CORP /MD/
filed 1994-08-15
CIK 897599

                                  FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                   QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended   JUNE 30, 1994   Commission File Number   1-11810


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

               Class                       Outstanding as of JULY 31, 1994

    Common Stock, $1 par value                       95,948,640 shares

                                     1 of 21

             MARTIN MARIETTA CORPORATION AND CONSOLIDATED SUBSIDIARIES

                                    FORM 10-Q

                    For the Quarter Ended June 30, 1994



                                      INDEX



                                                                    Page No.

Part I.  Financial Information:


    Item 1.  Financial Statements

         Consolidated Condensed Balance Sheets -
          June 30, 1994 and December 31, 1993  . . . . . . . . . . . . 3

         Consolidated Condensed Statements of Operations -
          Three Months and Six Months Ended June 30, 1994 and 1993 . . 4

         Consolidated Condensed Statements of Cash Flows -
          Six Months Ended June 30, 1994 and 1993  . . . . . . . . . . 5

         Notes to Consolidated Condensed Financial Statements. . . . . 6

    Item 2.  Management's Discussion of Financial Condition
             and Operating Results . . . . . . . . . . . . . . . . . .11


Part II. Other Information:

    Item 1.  Legal Proceedings . . . . . . . . . . . . . . . . . . . .16

    Item 4.  Submission of Matters to a Vote of Security Holders . . .17

    Item 6.  Exhibits and Reports on Form 8-K. . . . . . . . . . . . .17


Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .18


Exhibit 11.  Computation of Net Earnings Per Common Share. . . . . . .19


Exhibit 12.  Computation of Ratio of Earnings to Fixed Charges . . . .21



                                     2 of 21

             MARTIN MARIETTA CORPORATION AND CONSOLIDATED SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                              June 30,     December 31,
                                                1994           1993
                                                (Millions of Dollars)
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                 $    88.8         $   373.1
  Receivables                                 1,722.7           1,435.5
  Inventories                                 1,012.3             358.8
  Current deferred income taxes                 225.5             238.6
  Other current assets                           40.6              42.2
           TOTAL CURRENT ASSETS               3,089.9           2,448.2

OTHER NONCURRENT ASSETS                       1,001.6             707.8

NONCURRENT DEFERRED INCOME TAXES                286.8             206.1

PROPERTY, PLANT AND EQUIPMENT                 3,945.0           3,804.3
  Less allowances for depreciation,
    depletion and amortization                2,285.3           2,111.5
                                              1,659.7           1,692.8

COST IN EXCESS OF NET ASSETS ACQUIRED         2,109.8           1,914.9

OTHER INTANGIBLES                               734.7             775.1
                                            $ 8,882.5         $ 7,744.9
LIABILITIES AND SHAREOWNERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                          $   368.4         $   536.8
  Other current liabilities                     966.1             572.4
  Salaries, benefits and payroll taxes          399.4             333.6
  Income taxes                                  182.7              48.8
  Current maturities of long-term debt          304.9             318.5
           TOTAL CURRENT LIABILITIES          2,221.5           1,810.1

LONG-TERM DEBT                                1,348.9           1,479.6

POST-RETIREMENT BENEFITS                        772.8             740.6

OTHER NONCURRENT LIABILITIES                  1,385.4             838.2

SHAREOWNERS' EQUITY:
  Series A Preferred Stock, liquidation
    preference $50 per share                  1,000.0           1,000.0
  Common stock, par value $1 a share             95.9              95.7
  Additional paid-in capital                    127.2             124.0
  Retained earnings                           1,930.8           1,656.7
                                              3,153.9           2,876.4
                                           $  8,882.5        $  7,744.9

 See accompanying notes to consolidated condensed financial statements.

                                     3 of 21

             MARTIN MARIETTA CORPORATION AND CONSOLIDATED SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                                              Three Months Ended     Six Months Ended
                                                    June 30,            June 30,
                                                 1994      1993        1994      1993
                                                 (In Millions, except per share data)

Net sales                                      $2,491.0  $2,613.3  $4,525.3  $3,781.9
Cost of sales, other costs and expenses         2,239.4   2,391.2   4,066.8   3,435.2

Earnings from Operations                          251.6     222.1     458.5     346.7
Other income and expenses, net                     51.4      14.7     186.4      21.9
                                                  303.0     236.8     644.9     368.6
Interest expense on debt                           28.6      32.9      59.3      44.1

Earnings before Taxes on Income and
 Cumulative Effect of Accounting Changes          274.4     203.9     585.6     324.5

Taxes on income                                   111.7      79.8     238.3     124.0

Earnings before Cumulative Effect
 of Accounting Changes                            162.7     124.1     347.3     200.5

Cumulative effect of changes in accounting
 for post-retirement benefits other than
 pensions and for post-employment benefits           -         -         -     (429.4)

            Net Earnings (Loss)                $  162.7  $  124.1   $ 347.3   $(228.9)


Earnings (Loss) Per Common Share
 Assuming No Dilution:
   Before cumulative effect of
      accounting changes                       $   1.54  $   1.14   $  3.31   $  1.95
   Cumulative effect of accounting changes           -         -         -     ( 4.52)
                                               $   1.54  $   1.14   $  3.31   $ (2.57)

 Assuming Full Dilution:
   Before cumulative effect of
      accounting changes                       $   1.29  $    .99   $  2.76   $  1.81
   Cumulative effect of accounting changes           -         -         -          *
                                               $   1.29  $    .99   $  2.76   $     *


Average of Common Shares Outstanding:
   Assuming No Dilution                            95.9      95.3      95.8      95.1
   Assuming Full Dilution                         125.9     125.3     125.9     110.7

Cash Dividends Declared Per Common Share       $   .225   $    .21  $   .45   $   .42

* Anti-dilutive
            See accompanying notes to consolidated condensed financial statements.

                                     4 of 21

             MARTIN MARIETTA CORPORATION AND CONSOLIDATED SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                                                  Six Months Ended
                                                                       June 30,
                                                                  1994         1993
                                                               (Millions of Dollars)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Earnings (Loss)                                           $   347.3     $ (228.9)
  Adjustments to reconcile net earnings (loss)
  to net cash provided by operating activities:
     Cumulative effect of changes in accounting                       -        429.4
     Deferred income taxes                                         61.1           .5
     Depreciation, depletion and amortization                     158.8        149.0
     Net change in receivables, inventories and payables        ( 515.5)      (176.8)
     Gain - MM Materials, Inc. initial public offering          ( 117.7)           -
     Acquisition agreement termination fee                      (  50.0)           -
     Goodwill and other intangibles amortization                   55.4         32.7
     Other items                                                     .4       (   .5)
NET CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES            (  60.2)       205.4

CASH FLOWS FROM INVESTING ACTIVITIES:
Net proceeds MM Materials, Inc. initial  public offering          188.6            -
Additions to properties, net                                    ( 101.9)     (  79.7)
Acquisition GE Aerospace                                              -      ( 883.2)
Other acquisition activities, net                               ( 113.0)     (   3.4)
Reductions of investments                                       (   8.7)        97.0
Other                                                              30.5      (  25.1)

NET CASH USED FOR INVESTING ACTIVITIES                          (   4.5)     ( 894.4)

CASH FLOWS FROM FINANCING ACTIVITIES AND DIVIDENDS:
Debt transactions:
  Increase in long-term debt                                          -        700.0
  Repayment and defeasement of long-term debt                   ( 149.9)     (   3.0)
Equity transactions:
  Issuances of common stock                                         3.4          7.7
Dividends declared:
  Preferred stock                                               (  30.0)     (  15.3)
  Common stock                                                  (  43.1)     (  39.9)
NET CASH USED FOR FINANCING ACTIVITIES AND DIVIDENDS            ( 219.6)       649.5
NET DECREASE IN CASH AND CASH EQUIVALENTS                       ( 284.3)     (  39.5)
CASH AND CASH EQUIVALENTS at beginning of period                  373.1        239.6
CASH AND CASH EQUIVALENTS at end of period                    $    88.8     $  200.1

SUPPLEMENTAL SCHEDULE OF INVESTING AND FINANCING ACTIVITIES:
Non-cash consideration - Acquisition GE Aerospace:
  Assumption of certain payment obligations                   $      -      $  750.0
  Issuance of preferred stock                                        -       1,000.0
                                                              $      -      $1,750.0

     See accompanying notes to consolidated condensed financial statements.


                                     5 of 21

           MARTIN MARIETTA CORPORATION AND CONSOLIDATED SUBSIDIARIES

                                    FORM 10-Q

                        For the Quarter Ended June 30, 1994

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS



 1. In the opinion of management, the accompanying unaudited consolidated condensed financial statements reflect all adjustments (consisting of normal recurring accruals) necessary for a fair statement of the results for the interim periods. The results of operations for the six months ended June 30, 1994, are not necessarily indicative of the results to be expected for the full year. The Corporation has continued to follow the accounting policies as stated in Note A to the financial statements included in its 1993 Annual Report.

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

 4. On May 1, 1994, the Corporation completed its acquisition of the Space Systems division of General Dynamics. This transaction has been accounted for under the purchase method of accounting, wherein cost in excess of net assets acquired of approximately $220 million was recognized by the Corporation. The cost in excess of net assets acquired is being amortized over a twenty-year period. At June 30, 1994, Space Systems division had customer deposits of approximately $1.2 billion which represent primarily advance payments from its Atlas program customers. In the Corporation's consolidated balance sheet, customer deposits of $297 million and $400 million are classified as other current liabilities and other noncurrent liabilities, respectively.
    Costs on contracts and programs in progress (See Note 6) are net of related customer deposits of $497 million. Operating results of the Space Systems division have been included with those of the Corporation from the closing date.

    On November 22, 1992, Martin Marietta Corporation entered into a Transaction Agreement with General Electric Company (GE) to combine the aerospace and certain other businesses of GE (collectively, the "GE Aerospace businesses") with the businesses of Martin Marietta Corporation in the form of affiliated corporations. The transaction (the "GE Transaction"), was consummated on April 2, 1993, and GE Aerospace operations have been included since that date. (See Note 15)



                                     6 of 21

           MARTIN MARIETTA CORPORATION AND CONSOLIDATED SUBSIDIARIES

                                   FORM 10-Q

                      For the Quarter Ended June 30, 1994

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Continued)

 5. In February 1994, Martin Marietta Materials, Inc., sold through an initial public offering, approximately 8.8 million shares of its common stock.
    After the public sale, the Corporation owns approximately 81% of the outstanding stock of the company. A portion of the proceeds from the offering was used to defease in-substance certain long-term debt of Martin Marietta Materials (see Note 7). The Corporation, through its subsidiary Martin Marietta Technologies, Inc., recognized an after-tax gain of $70.2 million, or 56 cents per share fully diluted, from Materials' initial public offering, net of the after-tax loss on the debt defeasance of $4.7 million.

 6. Inventories:
                                                   June 30,   December 31,
                                                     1994         1993
                                                   (Millions of Dollars)
    Costs on contracts and programs in
    progress net of progress payments             $ 1,343.8    $   454.2
       Less:  noncurrent amounts                      413.7        169.0
                                                      930.1        285.2

    Finished products                                  58.2         50.0
    Products in process and raw materials              10.5         10.1
    Expendable parts and supplies                      13.5         13.5
                                                  $ 1,012.3    $   358.8

 7. In February 1994, Martin Marietta Materials Inc.,a majority-owned subsidiary of Martin Marietta Technologies Inc., defeased in-substance the aggregate principal amount of $125 million of 9.5% Notes due in 1995. These Notes were classified as long-term debt at December 31, 1993.

    Martin Marietta Corporation has guaranteed the payment of certain debt and other obligations of Martin Marietta Technologies, Inc. The total of such guarantees, including the 9.5% Notes which were defeased in-substance, was $1.1 billion at June 30, 1994. Exposure to credit risk in the event of non-payment by the obligor is represented by the contractual amount of the relative instruments. No loss is anticipated under these guarantees. As of June 30, 1994, there were no restrictions on dividends or other distributions between Martin Marietta Technologies, Inc. and the Corporation.

    As of June 30, 1994, the Corporation has issued letters of credit totaling $328 million relating to certain long-term contracts and other contractual obligations.

    The Corporation's total interest payments were approximately $65 million in 1994 and $29 million in 1993 for the six months ended June 30.


                                     7 of 21

           MARTIN MARIETTA CORPORATION AND CONSOLIDATED SUBSIDIARIES

                                    FORM 10-Q

                    For the Quarter Ended June 30, 1994

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Continued)

 8. Certain financing agreements of Martin Marietta Corporation and its subsidiaries contain restrictive covenants, including limitations on encumbrances and on sale and lease-back transactions. Under an $800-million Revolving Credit Agreement, the Corporation is also subject to limitations on its financial leverage and a minimum coverage ratio as as defined by the agreement. At June 30, 1994, there were no amounts outstanding under the credit facility.

 9. Summarized financial information for Martin Marietta Technologies, Inc., a separate registrant not subject to quarterly filing requirements, follows:

                                        June 30,          December 31,
                                          1994                 1993
                                           (Millions of Dollars)
    Current assets                    $  2,233             $  1,585
    Noncurrent assets                    3,861                3,163
    Current liabilities                  1,373                  825
    Long-term debt                       1,035                1,161
    Other noncurrent liabilities         1,518                  886
    Shareowners' equity                  2,168                1,876

                                   Three Months Ended     Six Months Ended
                                         June 30,              June 30,
                                      1994      1993        1994      1993
    Net sales                      $ 1,361   $ 1,438     $ 2,499   $ 2,607
    Earnings from operations           153       134         292       259
    Earnings before cumulative
     effect of accounting changes       92        86         251       162
    Cumulative effect of
     accounting changes                  -         -           -      (429)
    Net earnings (loss)                 92        86         251      (267)

10. The Corporation may purchase approximately 32.4 million shares under a 1993 authorization from the Board of Directors for repurchase of the Corporation's common shares for use in connection with the Corporation's Amended Omnibus Securities Award Plan, Performance Sharing Plan and for general corporate purposes. No share repurchases have been made by the Corporation pursuant to this authorization.

11. Selling, general and administrative expenses included in cost of sales, other costs and expenses were $151.4 million in 1994 and $130.5 million in 1993 for the second quarter and $300.8 million in 1994 and $219.9 million in 1993 for the six months ended June 30.


                                     8 of 21

           MARTIN MARIETTA CORPORATION AND CONSOLIDATED SUBSIDIARIES

                                    FORM 10-Q

                    For the Quarter Ended June 30, 1994

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Continued)


12. The Corporation's effective income tax rate for the first six months was 40.7% in 1994 and 38.2% in 1993. The effective rates in both years are higher than the corporate federal income tax rate principally due to differences between book and tax accounting arising from the amortization of goodwill (cost in excess of net assets acquired) associated with the GE Transaction and state income taxes.

    Income tax payments were approximately $43 million in 1994 and $98 million in 1993 for the six months ended June 30.

13. The ratio of earnings to fixed charges for the six months ended June
    30, 1994, was 9.10. See Exhibit 12, Computation of Ratio of Earnings to Fixed Charges on page 21.

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

                    For the Quarter Ended June 30, 1994

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Continued)

15. The following unaudited pro forma combined summary information presents the historical results of operations of the Corporation and the General Dynamics Space Systems division for the three and six month periods ended June 30, 1994 and 1993 with pro forma adjustments as if the Space Systems division had been acquired as of the beginning of the periods presented. In addition, the historical results of operations of the GE Aerospace Businesses are included for the six-month period ended
    June 30, 1993, with pro forma adjustments as if the GE Transaction had been consummated as of the beginning of the period. The pro forma information is based upon certain estimates and assumptions that management of the Corporation believes are reasonable in the circumstances. The unaudited pro forma information is not necessarily indicative of what the results of operations actually would have been if the Space Systems and GE transactions had occurred on the date indicated. Moreover, they are not necessarily indicative of future results of operations.


                                                Pro Forma Information
                                        Three Months Ended   Six Months Ended
                                               June 30,           June 30,
                                            1994    1993       1994     1993
                                          (In Millions, except per share data)

      Net Sales                          $ 2,580  $ 2,649    $ 4,648  $ 4,878

      Earnings before Cumulative Effect
          of Accounting Changes
          Attributable to Common Stock   $   149  $    93    $   322  $   167

      Net Earnings (Loss)
          Attributable to Common Stock   $   149  $    93    $   322  $  (262)

      Earnings (Loss) Per Common Share
          Assuming No Dilution:

          Before Cumulative Effect
               of Accounting Changes     $  1.56  $   .98    $  3.36  $  1.76

          Net Earnings (Loss) Per
               Common Share              $  1.56  $   .98    $  3.36  $ (2.75)




                                    10 of 21

           MARTIN MARIETTA CORPORATION AND CONSOLIDATED SUBSIDIARIES

                                    FORM 10-Q

                    For the Quarter Ended June 30, 1994

      MANAGEMENT'S DISCUSSION OF FINANCIAL CONDITION AND OPERATING RESULTS
           Second Quarter and Six Months Ended June 30, 1994 and 1993


Martin Marietta continued in excellent overall financial condition during the second quarter of 1994. The Corporation maintains adequate capital resources to operate, compete and grow in an increasingly challenging and competitive marketplace. Net earnings for the second quarter of 1994 were $162.7 million, or $1.29 per share fully diluted, up 31% over second quarter 1993 earnings of $124.1 million, or 99 cents per share. Backlog of undelivered orders at June 30, 1994 remained high at $17.6 billion, up from $16.7 billion reported at year-end 1993. The Corporation's ratio of debt-to-capitalization at June 30, 1994 was 34%, down from 39% reported at December 31, 1993. At its July 1994, meeting, the Board of Directors increased the dividend rate on the Corporation's common stock by six cents, or 6.7%, on a annualized basis. This action will be effective with the September 30, 1994 dividend payment.

During the second quarter of 1994, the Corporation completed its previously announced acquisition of the General Dynamics Space Systems division for approximately $160 million in cash. This transaction has been accounted for under the purchase method of accounting, wherein cost in excess of net assets acquired of approximately $220 million was recognized by the Corporation. The cost in excess of net assets acquired is being amortized over a twenty-year period. Operating results of the Space Systems division have been included with those of the Corporation from the closing date.

On March 6, 1994, the Corporation entered into an Agreement and Plan of Merger with the Grumman Corporation and on March 8, 1994, the Corporation made an offer to purchase for cash all outstanding shares of common stock of Grumman Corporation. Subsequently, Grumman reached agreement with and accepted Northrop Corporation's competing offer to purchase its outstanding common shares. Martin Marietta Corporation received $50 million, plus reimbursement of expenses, from Grumman pursuant to the termination provisions of the March 6, 1994, Agreement and Plan of Merger. The $50 million payment was included in other income and expenses, net for the second quarter and six months ended June 30, 1994.

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



                                    11 of 21

           MARTIN MARIETTA CORPORATION AND CONSOLIDATED SUBSIDIARIES

                                    FORM 10-Q

                    For the Quarter Ended June 30, 1994

      MANAGEMENT'S DISCUSSION OF FINANCIAL CONDITION AND OPERATING RESULTS
                                   (Continued)
           Second Quarter and Six Months Ended June 30, 1994 and 1993

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

LIQUIDITY AND CAPITAL Net cash flow used for operating activities during the first six months of 1994 was $60 million, compared with $205 million provided by operating activities in the same period of 1993. The 1994 cash usage was because of working capital increases, due principally to the increase in receivables and decrease in accounts payable in the first six months, which exceeded earnings and depreciation. The 1993 cash flow was principally from earnings, before deducting depreciation and the noncash charge resulting from the adoption of accounting changes for post-retirement and post-employment benefits. Net capital expenditures were $102 million in 1994 and $80 million in 1993 during the first six-month periods. Acquisition activities during the second quarter of 1994. (General Dynamics' Space Systems acquisition and the Grumman agreement termination fee) resulted in a net use of funds of $113 million. Net proceeds, after expenses, of $189 million were generated from the first quarter 1994, initial public offering of Martin Marietta Material's common stock. Cash of $136 million was used to defease in-substance $125 million of 9.5% Notes due in 1995.

Martin Marietta's internal cash flows and access to capital markets are expected to continue to be sufficient to provide the capital resources necessary to support operating needs and cover debt service requirements. The Corporation's outstanding public senior debt (which is issued through Martin Marietta Technologies, Inc. and guaranteed by Martin Marietta Corporation) is rated A by Standard & Poor's, A3 by Moody's,and A by Duff & Phelps. Martin Marietta's commercial paper ratings are A-1 by Standard & Poor's, P-2 by Moody's, and Duff-1 by Duff & Phelps. Martin Marietta Technologies, Inc., and Martin Marietta Corporation's principal borrowing facility is an $800-million revolving credit facility which expires on March 31, 1996. This borrowing facility may be used for general corporate purposes. At June 30, 1994, there was no amount outstanding under the credit facility.

Martin Marietta Technologies, Inc., has a shelf registration on file with the Securities and Exchange Commission for the offering of up to $300 million in debt securities which may be issued from time to time. Such debt securities would be obligations of Martin Marietta Technologies, Inc., that would be fully and unconditionally guaranteed by Martin Marietta Corporation. The Corporation's ability to issue such debt securities at any given time is dependent, among other things, upon market conditions.

                                    12 of 21

           MARTIN MARIETTA CORPORATION AND CONSOLIDATED SUBSIDIARIES

                                  FORM 10-Q

                    For the Quarter Ended June 30, 1994

      MANAGEMENT'S DISCUSSION OF FINANCIAL CONDITION AND OPERATING RESULTS
                                   (Continued)
             Second Quarter and Six Months Ended June 30, 1994 and 1993


Under a 1993, authorization from the Board of Directors, the Corporation may repurchase approximately 32.4 million of its common shares for use in connection with the Corporation's Amended Omnibus Securities Award Plan, Performance Sharing Plan and for general corporate purposes. There have been no repurchases made pursuant to this authorization.

RESULTS OF OPERATIONS Net sales decreased $122 million, or 5%, in the second quarter of 1994 from the comparable period in 1993 , while six-month 1994 sales increased $743 million, or 20%, over the same period a year ago.


The Electronics Group had sales of approximately $1.8 billion in the first six months of 1994. The Group's sales declined 20% in the second quarter, while sales grew 14% in the first half of 1994 over the same period in 1993. The declines in the second quarter are principally due to lower sales from Defense Systems, Electronics & Missiles, and Ocean & Radar Systems. The Groups' gains in the first half of 1994 reflect primarily the sales performance of Ocean & Radar Systems and Government Electronics Systems.

Space Group with six-month 1994 sales of approximately $1.5 billion, had sales increases of 3% in the second quarter and 6% in the first six months of 1994 over the comparable periods in 1993. Sales in the six-month period from the Group's Astro Space unit more than offset revenue declines from the Group's Astronautics unit. The Group's second quarter results include the operations of the former Space Systems division of General Dynamics which was acquired by the Corporation on May 1, 1994.

Information Group with sales of $708 million in the first half of 1994, had a sales decrease of 6% in the second quarter from the same period of 1993. However, the Group posted a 37% increase in sales in the first six months of 1994 over the comparable period of 1993. The decline in the second quarter was primarily due to a 1994 change in the method of recording intercompany activities related to the Group's Internal Information Systems unit. This change had no effect on the Corporation's consolidated net sales. The sales performances of the Group's Management & Data Systems and Automated Systems units were the principal reason for the sales gain in the first six-month period.

Services Group had sales of $230 million in the first six months of 1994. The Group's sales declined by $22 million in the second quarter of 1994 from the same period sales a year ago. In the first half of 1994, Services Group sales increased by $69 million over the sales in the comparable period of 1993. The period to period changes are principally attributable to sales from Martin Marietta Services, Inc.


                                    13 of 21

           MARTIN MARIETTA CORPORATION AND CONSOLIDATED SUBSIDIARIES

                                    FORM 10-Q

                    For the Quarter Ended June 30, 1994

      MANAGEMENT'S DISCUSSION OF FINANCIAL CONDITION AND OPERATING RESULTS
                                   (Continued)
           Second Quarter and Six Months Ended June 30, 1994 and 1993

Martin Marietta Materials, Inc. had sales of $232 million in the first six months of 1994, representing increases of 11% in the second quarter and 13% in the first half of 1994 over the comparable periods of 1993. Sales for the aggregates operation were up 15% in the quarter and 17% during the first six months, and were the reason for this Group's overall increase.

Earnings from operations were up $29 million, or 13%, in the second quarter and $112 million, or 32%, in the first six months of 1994 over 1993. Electronics Group operating profits declined 28% in the second quarter and rose 35% in the first six months of 1994 compared with the same periods of 1993. The Group's 1994 operating profits were adversely affected by a provision of $37 million in the second quarter and $53 million for the first six months to cover additional cost now anticipated on the Aero & Naval Systems' Pratt & Whitney jet engine thrust reverser program. The additional costs are associated with initial production start-up problems and certain redesign efforts. The Group's overall operating profit gains in the first half of 1994 reflect the performance of the Electronics & Missiles, Government Electronics, and Ocean & Radar Systems units which more than offset the impact of the charge taken on the Pratt & Whitney program.

Space Group profits grew 15% in the second quarter and 11% in the first half of 1994 compared with the comparable periods a year ago. The Group's second quarter results reflect modest profit gains by its Astronautics and Manned Space Systems units, while the gains in the first six months are principally attributable to its Astro Space unit's earnings.

The Information Group had gains in operating profits of $14 million in the second quarter and $19 million in the first half of 1994 over the same periods in 1993. Services Group operating profits were essentially flat in the second quarter and rose $5 million in the first six months of 1994 over 1993. Martin Marietta Materials Inc.'s operating profits increased by 21% in the second quarter and 29% in the first six months of 1994 over the comparable periods in 1993. The profit gains result primarily from the performance of the company's aggregates operation.

Other income and expenses, net, for the six months ended June 30, was $186 million in 1994 compared with $22 million in 1993. The increase in 1994 was due principally to the pre-tax gain of $118 million which resulted from the Martin Marietta Materials' initial public offering and the $50 million received from Grumman pursuant to the termination provisions of the March 6, 1994, Agreement and Plan of Merger.



                                    14 of 21

           MARTIN MARIETTA CORPORATION AND CONSOLIDATED SUBSIDIARIES

                                    FORM 10-Q

                    For the Quarter Ended June 30, 1994

      MANAGEMENT'S DISCUSSION OF FINANCIAL CONDITION AND OPERATING RESULTS
                                   (Continued)
           Second Quarter and Six Months Ended June 30, 1994 and 1993



Interest expense decreased $4 million in the second quarter and increased $15 million in the first six months of 1994 over 1993. The decrease in the second quarter is primarily because the Corporation defeased in-substance $125 million of 9.5% Notes during February 1994. The increase in the first half of 1994 is due to the $1.4-billion increase in the Corporation's long-term debt during the second quarter of 1993. The Corporation issued $700 million in long-term debt in April 1993, and assumed $750 million of GE payment obligations (including approximately $16 million of accrued interest) in connection with the GE Transaction.

The Corporation's effective income tax rate for the first six months was 40.7% in 1994 and 38.2% in 1993. The effective rates in both years are higher than the corporate federal income tax rate principally due to differences between book and tax accounting arising from the amortization of goodwill associated with the GE Transaction and state income taxes.


              * * * * * * * * * * * * * * * * * * * * * * * * * * *





















                                    15 of 21

           MARTIN MARIETTA CORPORATION AND CONSOLIDATED SUBSIDIARIES

                                  FORM 10-Q

                    For the Quarter Ended June 30, 1994

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

Reference is made to Item 3. Legal Proceedings of the Corporation's Annual Report on Form 10-K for fiscal year ended December, 1993, which discusses in detail litigation relating to a contract with the Navy for the full-scale development of the Supersonic Low Altitude Target (SLAT) and documents associated with six Independent Research and Development (IRAD) tasks, collectively known as Navy Missile Systems. On May 16, 1994, the Department of Justice, Civil Division, filed an amended complaint in the United States District Court for the District of Maryland, thereby intervening in a qui tam action, United States of America ex rel Jerry J. Mayman v. Martin Marietta Corporation. The complaint alleges that Martin Marietta's method of allocating its portion of the IRAD costs for the years 1984 through 1987 constitutes a violation of the False Claims Act (the "Act") and represents a breach of Martin Marietta's SLAT contract. The Complaint seeks unspecified multiple damages and civil penalties. Martin Marietta denies that it is in violation of the Act or any common law principle and is defending itself against the allegations.

On May 26, 1994, the Equal Employment Opportunity Commission (EEOC) filed a class action Complaint against Martin Marietta alleging violations of the Age Discrimination in Employment Act (ADEA) by Martin Marietta Astronautics. The class, as included in the EEOC's Complaint, consists of approximately 2200 class members. The Complaint, EEOC v. Martin Marietta Corporation, was filed in the United States District Court for the District of Colorado and seeks reinstatement, payment of lost wages and benefits in an amount to be determined at trial, and a permanent injunction enjoining Martin Marietta from engaging in age discrimination. Martin Marietta denies that it has violated the ADEA and is defending itself in this action.

Reference is made to Item 3. Legal Proceedings of the Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1993, which discusses in detail investigations by the Department of Defense into a matter involving allegations concerning payments, certifications and acquisition of competitive information and related claims in connection with contracts with the United Arab Republic of Egypt for the sale of radar by one of the GE Aerospace businesses which are now part of Martin Marietta. The matter, which was voluntarily disclosed to the Department of Defense by GE, continues to be actively reviewed by the Department of Defense.









                                    16 of 21

           MARTIN MARIETTA CORPORATION AND CONSOLIDATED SUBSIDIARIES

                                  FORM 10-Q

                    For the Quarter Ended June 30, 1994

                           PART II - OTHER INFORMATION


Item 1.  Legal Proceedings (continued)

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

Item 4. Submission of to a Vote of Security Holders

     Reference is made to Item 4. Submission of Matters to a Vote of Security Holders of the Martin Marietta Corporation Quarterly Report on Form 10-Q for the quarter ended March 31, 1994.

Item 6.  Exhibits and Reports on Form 8-K
(a) Exhibits.

    1.  Exhibit 11, Martin Marietta Corporation and Consolidated
        Subsidiaries Computation of Net Earnings (Loss) Per Common Share for the three months and six months ended June 30, 1994 and 1993, is presented on pages 19 and 20.

    2. Exhibit 12, Martin Marietta Corporation and Consolidated Subsidiaries Computation of Ratio of Earnings to Fixed Charges for the six months ended June 30, 1994, is presented on page 21.

(b) Reports on Form 8-K filed in the second quarter of 1994.

     Reference is made to Item 6.(c) Report on Form 8-K filed on May 13, 1994 of the Martin Marietta Corporation Quarterly Report on Form 10-Q for the quarter ended March 31, 1994.









                                    17 of 21

           MARTIN MARIETTA CORPORATION AND CONSOLIDATED SUBSIDIARIES

                                    FORM 10-Q

                    For the Quarter Ended June 30, 1994








                                   SIGNATURES



    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 MARTIN MARIETTA CORPORATION
                                                         (Registrant)






Date: August 15, 1994                      by: /s/  Marcus C. Bennett
                                                     Marcus C. Bennett
                                                     Vice President &
                                                  Chief Financial Officer






















                                    18 of 21


                                        EXHIBIT 11


                   MARTIN MARIETTA CORPORATION AND CONSOLIDATED SUBSIDIARIES
                                          FORM 10-Q
                               For the Quarter Ended June 30, 1994
                      COMPUTATION OF NET EARNINGS (LOSS) PER COMMON SHARE



                                                 Three Months Ended   Six Months Ended

                                                      June 30,              June 30,

                                                     1994     1993        1994     1993
                                                   (In Millions, except per share data)
ASSUMING NO DILUTION:

Average number of common shares outstanding (1)      95.9     95.3         95.8     95.1

Earnings before cumulative effect of
   accounting changes                             $ 162.7  $ 124.1      $ 347.3  $ 200.5

   Less: Preferred stock dividends                   15.0     15.3         30.0     15.3

Earnings before cumulative effect of accounting
   changes applicable to common stock               147.7    108.8        317.3    185.2

Cumulative effect of accounting changes                 -        -            -   (429.4)

Net earnings (loss) applicable to common stock    $ 147.7   $108.8      $ 317.3  $(244.2)


Net earnings (loss) per common share:

   Before cumulative effect of accounting
      changes                                     $  1.54   $ 1.14      $  3.31  $  1.95

   Cumulative effect of accounting changes              -        -            -    (4.52)

                                                  $  1.54   $ 1.14      $  3.31  $ (2.57)


      (1) Excludes common stock equivalents
       since the dilutive effect on earnings
       per share assuming no dilution is
       less than 3%.



                                    19 of 21


                                  EXHIBIT 11 - Continued

                   MARTIN MARIETTA CORPORATION AND CONSOLIDATED SUBSIDIARIES
                                          FORM 10-Q
                               For the Quarter Ended June 30, 1994
                      COMPUTATION OF NET EARNINGS (LOSS) PER COMMON SHARE

                                                  Three Months Ended   Six Months Ended

                                                        June 30,          June 30,

                                                     1994      1993      1994      1993
                                                     (In Millions, except per share data)

ASSUMING FULL DILUTION:
Average number of common shares outstanding           95.9      95.3      95.8     95.1
Dilutive stock options-based on the treasury
   stock method using the June 30 market
   prices, if higher than average market price         1.1       1.1       1.2      1.1
Assumed conversion of the Convertible Preferred
   Stock from the date of issuance                    28.9      28.9      28.9     14.5
                                                     125.9     125.3     125.9    110.7

Earnings before cumulative effect of accounting
   changes applicable to common stock              $ 147.7   $ 108.8   $ 317.3  $ 185.2
   Add:  Preferred stock dividends                    15.0      15.3      30.0     15.3


Earnings before cumulative effect of
   accounting changes                                162.7     124.1     347.3    200.5
Cumulative effect of accounting changes                  -         -         -   (429.4)

Net earnings (loss)                                $ 162.7   $ 124.1   $ 347.3  $(228.9)

Net earnings (loss) per common share:
   Before cumulative effect of accounting
      changes                                      $  1.29    $  .99   $  2.76  $  1.81

   Cumulative effect of accounting changes               -         -         -        *
                                                   $  1.29    $  .99   $  2.76  $     *





* Anti-dilutive


                                    20 of 21

                                   EXHIBIT 12

            MARTIN MARIETTA CORPORATION AND CONSOLIDATED SUBSIDIARIES
                                    FORM 10-Q
                      For the Quarter Ended June 30, 1994
                COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES
                     For the Six Months Ended June 30, 1994
                     (In millions of dollars, except ratio)





EARNINGS:
Net earnings                                                     $  347.3
Taxes on income                                                     238.3
Interest expense                                                     61.8
Amortization of debt premium and expense, net                     (   2.6)
Portion of rents representative of an interest factor                11.4
Earnings of less than 50% owned associated companies, net         (    .2)

Adjusted earnings before taxes and fixed charges                 $  656.0




FIXED CHARGES:
Interest expense                                                 $   61.8
Amortization of debt premium and expense, net                     (   2.6)
Portion of rents representative of an interest factor                11.4
Capitalized interest                                                  1.5

Total fixed charges                                              $   72.1




RATIO OF EARNINGS TO FIXED CHARGES                                   9.10















                                    21 of 21