Form 10-Q
period 1994-09-30
MARTIN MARIETTA CORP /MD/
filed 1994-11-14
CIK 897599

                                  FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                   QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended   SEPTEMBER 30, 1994   Commission File Number   1-11810


                           MARTIN MARIETTA CORPORATION
             (Exact name of registrant as specified in its charter)


           MARYLAND                                52-1801551
 (State or other jurisdiction of        (I.R.S. Employer Identification Number)
  incorporation or organization)


   6801 Rockledge Drive, Bethesda, MD                      20817
(Address of principal executive offices)                (Zip Code)


Registrant's telephone number, including area code         (301) 897-6000



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

               Class                       Outstanding as of October 31, 1994

    Common Stock, $1 par value                       96,056,361 Shares

                                     1 of 24

         MARTIN MARIETTA CORPORATION AND CONSOLIDATED SUBSIDIARIES

                                    FORM 10-Q

                    For the Quarter Ended September 30, 1994



                                      INDEX



                                                                    Page No.

Part I.  Financial Information:


    Item 1.  Financial Statements

         Consolidated Condensed Balance Sheets -
          September 30, 1994 and December 31, 1993  . . . . . . . . . . . . 3

         Consolidated Condensed Statements of Earnings -
          Three Months and Nine Months Ended September 30, 1994 and 1993  . 4

         Consolidated Condensed Statements of Cash Flows -
          Nine Months Ended September 30, 1994 and 1993   . . . . . . . . . 5

         Notes to Consolidated Condensed Financial Statements. . . . . . . .6

    Item 2.  Management's Discussion of Financial Condition
             and Operating Results . . . . . . . . . . . . . . . . . . . . .12


Part II. Other Information:

    Item 1.  Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . .18

    Item 2.  Change in Securities  . . . . . . . . . . . . . . . . . . . . .19

    Item 6.  Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . .19


Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .21


Exhibit 11.  Computation of Net Earnings Per Common Share. . . . . . . . . .22


Exhibit 12.  Computation of Ratio of Earnings to Fixed Charges . . . . . . .24



                                     2 of 24

         MARTIN MARIETTA CORPORATION AND CONSOLIDATED SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                  (UNAUDITED)
                                            September 30,   December 31,
                                                1994           1993
                                                (Millions of Dollars)
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                 $   521.7         $   373.1
  Receivables                                 1,629.0           1,435.5
  Inventories                                 1,076.3             358.8
  Current deferred income taxes                  55.6             238.6
  Other current assets                           42.1              42.2
                                             --------          --------
           TOTAL CURRENT ASSETS               3,324.7           2,448.2

OTHER NONCURRENT ASSETS                         953.4             707.8

NONCURRENT DEFERRED INCOME TAXES                261.1             206.1

PROPERTY, PLANT AND EQUIPMENT                 3,842.0           3,804.3
  Less allowances for depreciation,
    depletion and amortization                2,195.7           2,111.5
                                             --------          --------
                                              1,646.3           1,692.8

COST IN EXCESS OF NET ASSETS ACQUIRED         2,089.0           1,914.9

OTHER INTANGIBLES                               718.8             775.1
                                             --------          --------
                                            $ 8,993.3         $ 7,744.9
                                             ========          ========
LIABILITIES AND SHAREOWNERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                          $   456.9         $   536.8
  Other current liabilities                     899.8             572.4
  Salaries, benefits and payroll taxes          413.4             333.6
  Income taxes                                   81.3              48.8
  Current maturities of long-term debt          305.1             318.5
                                             --------          --------
           TOTAL CURRENT LIABILITIES          2,156.5           1,810.1

LONG-TERM DEBT                                1,346.7           1,479.6

POST-RETIREMENT BENEFITS                        790.8             740.6

OTHER NONCURRENT LIABILITIES                  1,429.2             838.2

SHAREOWNERS' EQUITY:
  Series A Preferred Stock, liquidation
    preference $50 per share                  1,000.0           1,000.0
  Common stock, par value $1 a share             96.1              95.7
  Additional paid-in capital                    132.4             124.0
  Retained earnings                           2,041.6           1,656.7
                                             --------          --------
                                              3,270.1           2,876.4
                                             --------          --------
                                           $  8,993.3        $  7,744.9
                                             ========          ========

See accompanying notes to unaudited consolidated condensed financial statements.
                                         3 of 24

                 MARTIN MARIETTA CORPORATION AND CONSOLIDATED SUBSIDIARIES
                        CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
                                     (UNAUDITED)
                                              Three Months Ended      Nine Months Ended
                                                  September 30,        September 30,
                                                 1994       1993      1994       1993
                                                  (In Millions, except per share data)
Net sales                                       $2,562.5   $2,466.1  $7,087.8  $6,248.0
Cost of sales, other costs and expenses          2,291.6    2,242.5   6,358.4   5,677.7
                                                --------   --------  --------  --------

Earnings from Operations                           270.9      223.6     729.4     570.3
Other income and expenses, net                       8.4       17.1     194.8      39.0
                                                --------   --------  --------  --------
                                                   279.3      240.7     924.2     609.3
Interest expense on debt                            28.3       33.6      87.6      77.7
                                                --------   --------  --------  --------

Earnings before Taxes on Income and
 Cumulative Effect of Accounting Changes           251.0      207.1     836.6     531.6

Taxes on income                                    102.2       76.0     340.5     200.0
                                                --------   --------  --------  --------

Earnings before Cumulative Effect
 of Accounting Changes                             148.8      131.1     496.1     331.6

Cumulative effect of changes in accounting
 for post-retirement benefits other than
 pensions and for post-employment benefits             -          -         -    (429.4)
                                                --------   --------  --------  --------

            Net Earnings (Loss)                 $  148.8   $  131.1   $ 496.1   $( 97.8)
                                                ========   ========  ========  ========
Earnings (Loss) Per Common Share
 Assuming No Dilution:
   Before cumulative effect of
      accounting changes                        $   1.39   $   1.21   $  4.70   $  3.16
   Cumulative effect of accounting changes             -          -         -    ( 4.51)
                                                --------   --------  --------  --------
                                                $   1.39   $   1.21   $  4.70   $ (1.35)
                                                ========   ========  ========  ========
 Assuming Full Dilution:
   Before cumulative effect of
      accounting changes                        $   1.18   $   1.04   $  3.94   $  2.86
   Cumulative effect of accounting changes             -          -         -         *
                                                --------   --------  --------  --------
                                                $   1.18   $   1.04   $  3.94   $     *
                                                ========   ========  ========  ========
Average Common Shares Outstanding:
   Assuming No Dilution                             96.0       95.6      95.9      95.2
                                                ========   ========  ========  ========
   Assuming Full Dilution                          126.1      125.8     126.1     115.8
                                                ========   ========  ========  ========

Cash Dividends Declared Per Common Share        $    .24    $  .225   $   .69   $  .645
                                                ========   ========  ========  ========

* Anti-dilutive
           See accompanying notes to unaudited consolidated condensed financial statements.
                                                4 of 24

              MARTIN MARIETTA CORPORATION AND CONSOLIDATED SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                                                  Nine Months Ended
                                                                    September 30,
                                                                  1994         1993
                                                               (Millions of Dollars)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Earnings (Loss)                                           $   496.1     $ ( 97.8)
        Adjustments to reconcile net earnings (loss)
         to net cash provided by operating activities:
           Cumulative effect of changes in accounting                 -        429.4
           Deferred income taxes                                  254.1           .9
           Depreciation, depletion and amortization               235.9        239.0
           Net change in receivables, inventories and payables  ( 422.0)      (408.7)
           Gain - MM Materials, Inc. initial public offering    ( 117.7)           -
     Acquisition agreement termination fee                      (  50.0)           -
     Goodwill and other intangibles amortization                   84.1         70.3
     Other items                                                (   2.9)         4.4
                                                               --------      -------
NET CASH PROVIDED BY OPERATING ACTIVITIES                         477.6        237.5
                                                               --------      -------
CASH FLOWS FROM INVESTING ACTIVITIES:
Net proceeds MM Materials, Inc. initial public offering           188.6            -
Additions to properties, net                                    ( 134.5)     ( 101.0)
Acquisition GE Aerospace                                              -      ( 883.2)
Other acquisition activities, net                               ( 121.9)     (   9.3)
(Additions)Reductions of investments                            (  15.9)       101.0
Other                                                               6.2      (  18.9)
                                                               --------      -------
NET CASH USED FOR INVESTING ACTIVITIES                          (  77.5)     ( 911.4)
                                                               --------      -------
CASH FLOWS FROM FINANCING ACTIVITIES AND DIVIDENDS:
Debt transactions:
  Increase in long-term debt                                        2.2        700.0
  Repayment and defeasance of long-term debt                    ( 151.4)     (   3.3)
Equity transactions:
  Issuances of common stock                                         8.8         16.2
Dividends declared:
  Preferred stock                                               (  45.0)     (  30.3)
  Common stock                                                  (  66.1)     (  61.5)
                                                               --------      -------
NET CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES
  AND DIVIDENDS                                                 ( 251.5)       621.1
                                                               --------      -------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS              148.6      (  52.8)
CASH AND CASH EQUIVALENTS at beginning of period                  373.1        239.6
                                                               --------      -------
CASH AND CASH EQUIVALENTS at end of period                    $   521.7     $  186.8
                                                               ========      =======

SUPPLEMENTAL SCHEDULE OF INVESTING AND FINANCING ACTIVITIES:
Non-cash consideration - Acquisition GE Aerospace:
  Assumption of certain payment obligations                   $      -      $  750.0
  Issuance of preferred stock                                        -       1,000.0
                                                               --------      -------
                                                              $      -      $1,750.0
                                                               ========      =======

 See accompanying notes to unaudited consolidated condensed financial statements.
                                    5 of 24

           MARTIN MARIETTA CORPORATION AND CONSOLIDATED SUBSIDIARIES

                                    FORM 10-Q

                     For the Quarter Ended September 30, 1994

           NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

 1. In the opinion of management, the accompanying unaudited consolidated condensed financial statements reflect all adjustments (consisting of normal recurring accruals) necessary for a fair statement of the results for the interim periods. The results of operations for the nine months ended September 30, 1994, are not necessarily indicative of the results to be expected for the full year. The Corporation has continued to follow the accounting policies as stated in Note A to the financial statements included in its 1993 Annual Report.

 2. Earnings for 1993 have been restated from the amounts originally reported to reflect the Corporation's adoption in 1993 of Statement of Financial Accounting Standards No. 112, "Employers Accounting for Post-employment Benefits". The after-tax charge for the change in accounting for post-employment benefits was $17.4 million or 18 cents per common share. The loss per common share from the changes in accounting for post-retirement benefits and post-employment benefits was $4.53 in the first quarter of 1993 and $4.51 for the full year.

 3. In August 1994, Martin Marietta Corporation and Lockheed Corporation announced that their respective Board of Directors had unanimously approved a definitive agreement to merge the two corporations through an exchange of common stock (the "Combination"). The Combination, which is a "merger of equals" and does not involve the sale of either corporation, is subject to regulatory and stockholder approvals and is expected to close in the first quarter of 1995. The Combination is expected to qualify as a pooling of interests for accounting and financial reporting purposes. Under this accounting method, the assets and liabilities of Lockheed and Martin Marietta will be carried forward to the new corporation, Lockheed Martin Corporation, at their historical recorded bases. Results of operations of Lockheed Martin will include the results of both Lockheed and Martin Marietta for the entire fiscal year in which the Combination occurs. When consummated, the reported balance sheet amounts and results of operations of the separate corporations for prior periods will be combined, reclassified and conformed, as appropriate, to reflect the combined balance sheets and statements of results of operations for Lockheed Martin Corporation.

     On May 1, 1994, the Corporation completed its acquisition of the Space Systems division of General Dynamics. This transaction has been accounted for under the purchase method of accounting, wherein cost in excess of net assets acquired of approximately $213 million was recognized by the Corporation. The cost in excess of net assets acquired is being amortized over a twenty-year period.

                                    6 of 24

           MARTIN MARIETTA CORPORATION AND CONSOLIDATED SUBSIDIARIES
                                   FORM 10-Q
                    For the Quarter Ended September 30, 1994

         NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Continued)

     At September 30, 1994, Space Systems division had customer deposits of approximately $1.3 billion which primarily represent advance payments from its Atlas program customers. In the Corporation's consolidated balance sheet, customer deposits of $315 million and $388 million are classified as other current liabilities and other noncurrent liabilities, respectively. Costs on contracts and programs in progress (See Note 6) are net of related customer deposits of $575 million. Operating results of the Space Systems division have been included with those of the Corporation from the closing date.

     On November 22, 1992, Martin Marietta Corporation entered into a Transaction Agreement with General Electric Company (GE) to combine the aerospace and certain other businesses of GE (collectively, the "GE Aerospace businesses") with the businesses of Martin Marietta Corporation in the form of affiliated corporations.
     The transaction (the "GE Transaction"), was consummated on April 2, 1993, and GE Aerospace operations have been included in the consolidated financial statements since that date (See Note 16).

4. Martin Marietta Corporation has adopted a Stockholder Rights Plan pursuant to which the Corporation distributed one Common Stock Purchase Right with respect to each share of its Common Stock outstanding as of the close of business on September 9, 1994, and rights attach to each additional such share issued thereafter until the earlier of the Distribution Date under the Rights Agreement or the date on which the Rights expire or are redeemed. The Rights will expire immediately prior to consummation of the transactions contemplated by the above-mentioned agreement with Lockheed (See Note 3), or, if the transactions are not consummated, then on September 9, 2004, unless extended by the Corporation. The Rights are not exercisable except upon the occurrence of certain events described in the Rights Agreement.
     When exercisable, each Right will entitle the holder to purchase one share of Common Stock (or other shares, securities or property, as the case may be, of equivalent value) at an exercise price of $190.00 per share. The Rights will be redeemable at $0.01 per Right.

5. In February 1994, Martin Marietta Materials, Inc., sold through an initial public offering, approximately 8.8 million shares of its common stock. After the public sale, the Corporation owns approximately 81% of the outstanding stock of the company. A portion of the proceeds from the offering was used to defease in-substance certain long-term debt of Martin Marietta Materials (See Note 7). The Corporation, through its subsidiary Martin Marietta Technologies, Inc., recognized an after-tax gain of $70.2 million, or 56 cents per share fully diluted, from Materials' initial public offering, net of the after-tax loss on the debt defeasance of $4.7 million.
                                    7 of 24

           MARTIN MARIETTA CORPORATION AND CONSOLIDATED SUBSIDIARIES

                                    FORM 10-Q

                    For the Quarter Ended September 30, 1994

          NOTES TO CONSOLIDATED UNAUDITED CONDENSED FINANCIAL STATEMENTS
                                   (Continued)


 6.  Inventories:
                                                  September 30, December 31,
                                                      1994         1993
                                                    (Millions of Dollars)
     Costs on contracts and programs in
      progress,net of progress payments
      and customer deposits                        $ 1,341.8    $   454.2
        Less:  noncurrent amounts                      343.5        169.0
                                                       998.3        285.2
     Finished products                                  54.3         50.0
     Products in process and raw materials               9.9         10.1
     Expendable parts and supplies                      13.8         13.5
                                                   $ 1,076.3    $   358.8

7. In February 1994, Martin Marietta Materials Inc., a majority-owned subsidiary of Martin Marietta Technologies Inc., defeased in-substance the aggregate principal amount of $125 million of 9.5% Notes due in 1995. These Notes were classified as long-term debt at December 31, 1993.

     Martin Marietta Corporation has guaranteed the payment of certain debt obligations of Martin Marietta Technologies, Inc. The total of such guarantees, including the 9.5% Notes which were defeased in-substance, was $1.1 billion at September 30, 1994. Exposure to credit risk in the event of non-payment by the obligor is represented by the contractual amount of the relative instruments. No loss is anticipated under these guarantees. As of September 30, 1994, there were no restrictions on dividends or other distributions between Martin Marietta Technologies, Inc. and the Corporation.

     As of September 30, 1994, the Corporation has issued letters of credit totaling $259 million relating to certain long-term contracts and other contractual obligations.

     The Corporation's total interest payments were approximately $80 million in 1994 and $45 million in 1993 for the nine months ended September 30.

 8. Certain financing agreements of Martin Marietta Corporation and its subsidiaries contain restrictive covenants, including limitations on encumbrances and on sale and lease-back transactions. Under an $800-million Revolving Credit Agreement, the Corporation is also subject to limitations on its financial leverage and a minimum fixed charge coverage ratio as defined by the agreement. At September 30, 1994, there were no amounts outstanding under the credit facility.

                                    8 of 24

           MARTIN MARIETTA CORPORATION AND CONSOLIDATED SUBSIDIARIES

                                    FORM 10-Q

                    For the Quarter Ended September 30, 1994

          NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Continued)


9. Summarized financial information for Martin Marietta Technologies, Inc., a separate registrant not subject to quarterly filing requirements, follows:
                                       September 30,        December 31,
                                           1994                 1993
                                            (Millions of Dollars)
     Current assets                    $  2,642             $  1,585
     Noncurrent assets                    3,789                3,163
     Current liabilities                  1,450                  825
     Long-term debt                       1,034                1,161
     Other noncurrent liabilities         1,642                  886
     Shareowners' equity                  2,305                1,876

                                    Three Months Ended     Nine Months Ended
                                       September 30,         September 30,
                                       1994      1993        1994      1993
     Net sales                      $ 1,466   $ 1,389     $ 3,965   $ 3,996
     Earnings from operations           184       157         476       416
     Earnings before cumulative
      effect of accounting changes      119       101         370       263
     Cumulative effect of
      accounting changes                  -         -           -      (429)
     Net earnings (loss)                119       101         370      (166)

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

11. Selling, general and administrative expenses included in cost of sales, other costs and expenses were $141.9 million in 1994 and $163.3 million in 1993 for the third quarter and $442.7 million in 1994 and $383.2 million in 1993 for the nine months ended September 30.



                                     9 of 24

           MARTIN MARIETTA CORPORATION AND CONSOLIDATED SUBSIDIARIES

                                    FORM 10-Q

                    For the Quarter Ended September 30, 1994

         NOTES TO CONSOLIDATED UNAUDITED CONDENSED FINANCIAL STATEMENTS
                                   (Continued)


12.  Other income and expenses, net:

                                            Three Months Ended     Nine Months Ended
                                               September 30,         September 30,
                                               1994      1993        1994      1993
                                                       (Millions of Dollars)
     Gain - Martin Marietta Materials, Inc.
       initial public offering              $     -    $    -     $ 117.7    $    -
     Acquisition agreement termination fee        -         -        50.0         -
     Royalty income                            10.9      14.1        38.2      26.6
     Minority interest - Martin Marietta
       Materials, Inc.                         (4.2)        -        (7.7)        -
     Miscellaneous, net                         1.7       3.0        (3.4)     12.4
                                            $   8.4    $ 17.1     $ 194.8    $ 39.0


13. The Corporation's effective income tax rate for the first nine months was 40.7% in 1994 and 37.6% in 1993. The effective rates in both years are higher than the statutory corporate federal income tax rate principally due to differences between book and tax accounting arising from the amortization of goodwill (cost in excess of net assets acquired) associated with the GE Transaction and state income taxes.

     Income tax payments were approximately $52 million in 1994 and $183 million in 1993 for the nine months ended September 30.

14. The ratio of earnings to fixed charges for the nine months ended September 30, 1994, was 8.83. See Exhibit 12, Computation of Ratio of Earnings to Fixed Charges, on page 24.

15. In the opinion of management (which opinion is based in part upon consideration of the opinion of counsel) and in the opinion of counsel, the probability is remote that the outcome of litigation and other proceedings, including those pertaining to environmental matters, relating to Martin Marietta, will have a material adverse effect on the results of the Corporation's operations or its financial position.




              * * * * * * * * * * * * * * * * * * * * * * * * * * *


                                    10 of 24

            MARTIN MARIETTA CORPORATION AND CONSOLIDATED SUBSIDIARIES

                                   FORM 10-Q

                    For the Quarter Ended September 30, 1994

          NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Continued)

16. The following unaudited pro forma combined summary information presents the historical results of operations of the Corporation and the General Dynamics Space Systems division for the three and nine month periods ended September 30, 1994 and 1993 with pro forma adjustments as if the Space Systems division had been acquired as of the beginning of the periods presented. In addition, the historical results of operations of the GE Aerospace Businesses are included for the nine-month period ended September 30, 1993, with pro forma adjustments as if the GE Transaction had been consummated as of the beginning of the period. The pro forma information is based upon certain estimates and assumptions that management of the Corporation believes are reasonable in the circumstances. The unaudited pro forma information is not necessarily indicative of what the results of operations actually would have been if the Space Systems and GE transactions had occurred on the dates indicated. Moreover, they are not necessarily indicative of future results of operations.


                                                Pro Forma Information
                                        Three Months Ended   Nine Months Ended
                                            September 30,      September 30,
                                            1994*   1993       1994     1993
                                          (In Millions, except per share data)

      Net Sales                          $ 2,563  $ 2,607    $ 7,211  $ 7,485

      Earnings before Cumulative Effect
          of Accounting Changes
          Attributable to Common Stock   $   134  $   120    $   453  $   283

      Net Earnings (Loss)
          Attributable to Common Stock   $   134  $   120    $   453  $  (146)

      Earnings (Loss) Per Common Share
          Assuming No Dilution:

          Before Cumulative Effect
               of Accounting Changes     $  1.39  $  1.26    $  4.72  $  2.97

          Net Earnings (Loss) Per
               Common Share              $  1.39  $  1.26    $  4.72  $ (1.53)


         * Actual results for the period.

                                    11 of 24

          MARTIN MARIETTA CORPORATION AND CONSOLIDATED SUBSIDIARIES

                                    FORM 10-Q

                    For the Quarter Ended September 30, 1994

      MANAGEMENT'S DISCUSSION OF FINANCIAL CONDITION AND OPERATING RESULTS
         Third Quarter and Nine Months Ended September 30, 1994 and 1993

Martin Marietta continued in excellent overall financial condition during the third quarter of 1994. The Corporation maintains adequate capital resources to operate, compete and grow in an increasingly challenging and competitive marketplace. Net earnings for the third quarter of 1994 were $148.8 million, or $1.18 per share fully diluted, up 14% over third quarter 1993 earnings of $131.1 million, or $1.04 per share. Backlog of undelivered orders at September 30, 1994 was at $16.9 billion compared with $16.7 billion reported at year-end 1993. The Corporation's ratio of debt-to-capitalization at September 30, 1994 was 34%, down from 39% reported at December 31, 1993.

In August 1994, Martin Marietta Corporation and Lockheed Corporation announced that their respective Board of Directors had unanimously approved a definitive agreement to merge the two corporations through an exchange of common stock (the "Combination"). The Combination, which is a "merger of equals" and does not involve the sale of either corporation, is subject to regulatory and stockholder approvals and is expected to close in the first quarter of 1995. The Combination is expected to qualify as a pooling of interests for accounting and financial reporting purposes. Under this accounting method, the assets and liabilities of Lockheed and Martin Marietta will be carried forward to the new corporation, Lockheed Martin Corporation, at their historical recorded bases. Results of operations of Lockheed Martin will include the results of both Lockheed and Martin Marietta for the entire fiscal year in which the Combination occurs. When consummated, the reported balance sheet amounts and results of operations of the separate corporations for prior periods will be combined, reclassified and conformed, as appropriate, to reflect the combined balance sheets and statements of results of operations for Lockheed Martin Corporation.

Martin Marietta Corporation has adopted a Stockholder Rights Plan pursuant to which the Corporation distributed one Common Stock Purchase Right with respect to each share of its Common Stock outstanding as of the close of business on September 9, 1994, and rights attach to each additional such share issued thereafter until the earlier of the Distribution Date under the Rights Agreement or the date on which the Rights expire or are redeemed. The Rights will expire immediately prior to consummation of the transactions contemplated by the above-mentioned agreement with Lockheed (See Note 3), or, if the transactions are not consummated, then on September 9, 2004, unless extended by the Corporation. The Rights are not exercisable except upon the occurrence of certain events described in the Rights Agreement. When exercisable, each Right will entitle the holder to purchase one share of Common Stock (or other shares, securities or property, as the case may be, of equivalent value) at an exercise price of $190.00 per share. The Rights will be redeemable at $0.01 per Right. Rights will be redeemable at $0.01 per Right.


                                  12 of 24

          MARTIN MARIETTA CORPORATION AND CONSOLIDATED SUBSIDIARIES

                                    FORM 10-Q

                    For the Quarter Ended September 30, 1994

      MANAGEMENT'S DISCUSSION OF FINANCIAL CONDITION AND OPERATING RESULTS
                                   (Continued)
         Third Quarter and Nine Months Ended September 30, 1994 and 1993

During the second quarter of 1994, the Corporation completed its acquisition of the General Dynamics Space Systems division for approximately $160 million in cash. This transaction has been accounted for under the purchase method of accounting, wherein cost in excess of net assets acquired of approximately $213 million was recognized by the Corporation. The cost in excess of net assets acquired is being amortized over a twenty-year period. Operating results of the Space Systems division have been included with those of the Corporation from the closing date.

On March 6, 1994, the Corporation entered into an Agreement and Plan of Merger with the Grumman Corporation and on March 8, 1994, the Corporation made an offer to purchase for cash all outstanding shares of common stock of Grumman Corporation. Subsequently, Grumman reached agreement with and accepted Northrop Corporation's competing offer to purchase its
outstanding common shares.   Martin Marietta Corporation
received $50 million, plus reimbursement of expenses, from Grumman pursuant to the termination provisions of the March 6, 1994, Agreement and Plan of Merger. The $50 million payment is included in other income and expenses, net for the nine months ended September 30, 1994.

In February 1994, Martin Marietta Materials, Inc. sold through an underwritten initial public offering, approximately 8.8 million shares of its common stock. After the public sale, the Corporation owns approximately 81% of the outstanding stock of the company. A portion of the proceeds from the offering was used to defease in-substance certain long-term debt of Martin Marietta Materials (See Notes 5 and 7). The Corporation, through its subsidiary Martin Marietta Technologies, Inc., recognized an after-tax gain of $70.2 million, or 56 cents per share fully diluted, from Materials' initial public offering, net of the after-tax loss on the debt defeasance of $4.7 million.

On November 22, 1992, Martin Marietta Corporation entered into a Transaction Agreement with General Electric Company (GE) to combine the aerospace and certain other businesses of GE (collectively, the "GE Aerospace businesses") with the businesses of Martin Marietta Corporation in the form of affiliated corporations. The transaction (the "GE Transaction"), was consummated on April 2, 1993, and GE Aerospace operations have been included in the consolidated financial statements since that date.


                                 13 of 24

            MARTIN MARIETTA CORPORATION AND CONSOLIDATED SUBSIDIARIES

                                  FORM 10-Q

                    For the Quarter Ended September 30, 1994

      MANAGEMENT'S DISCUSSION OF FINANCIAL CONDITION AND OPERATING RESULTS
                                   (Continued)
             Third Quarter and Nine Months Ended September 30, 1994 and 1993

LIQUIDITY AND CAPITAL: Net cash flow provided by operating activities during the first nine months of 1994 was $478 million, compared with $238 million provided by operating activities in the same period of 1993. The 1994 cash flow results from earnings, depreciation, and deferred taxes which exceeded working capital increases, due principally to the increase in receivables and decrease in accounts payable in the first nine months. The 1993 net cash flow was principally from earnings, before deducting depreciation and the noncash charge resulting from the adoption of accounting changes for post-retirement and post-employment benefits, net of tax payments and certain working capital changes. Net capital expenditures were $135 million in 1994 and $101 million in 1993 during the first nine-month periods. Acquisition activities during the second quarter of 1994 (General Dynamics' Space Systems acquisition and the Grumman agreement termination fee) resulted in a net use of funds of $110 million. Net proceeds, after expenses, of $189 million were generated from the first quarter 1994, initial public offering of Martin Marietta Material's common stock. Cash of $136 million was used to defease in-substance $125 million of 9.5% Notes due in 1995.

Martin Marietta's internal cash flows and access to capital markets are expected to continue to be sufficient to provide the capital resources necessary to support operating needs and cover debt service requirements. The Corporation's outstanding public senior debt (which is issued through Martin Marietta Technologies, Inc. and guaranteed by Martin Marietta Corporation) is rated A by Standard & Poor's, A3 by Moody's,and A by Duff & Phelps. Martin Marietta's commercial paper ratings are A-1 by Standard & Poor's, P-2 by Moody's, and Duff-1 by Duff & Phelps. Martin Marietta Corporation's and Martin Marietta Technologies, Inc.'s principal borrowing facility is an $800 million revolving credit facility which expires on March 31, 1996. This borrowing facility may be used for general corporate purposes. At September 30, 1994, there was no amount outstanding under the credit facility. If the proposed merger with Lockheed Corporation is consummated, it is anticipated that Martin Marietta's existing credit facility will be terminated effective immediately prior to consummation of the merger and that Lockheed Martin Corporation will obtain its own credit facility.

Martin Marietta Technologies, Inc., has a shelf registration on file with the Securities and Exchange Commission for the offering of up to $300 million in debt securities which may be issued from time to time. Such debt securities would be obligations of Martin Marietta Technologies, Inc., and would be fully and unconditionally guaranteed by Martin Marietta Corporation. The Corporation's ability to issue such debt securities at any given time is dependent, among other things, upon market conditions.


                                    14 of 24

            MARTIN MARIETTA CORPORATION AND CONSOLIDATED SUBSIDIARIES

                                    FORM 10-Q

                    For the Quarter Ended September 30, 1994

      MANAGEMENT'S DISCUSSION OF FINANCIAL CONDITION AND OPERATING RESULTS
                                   (Continued)
           Third Quarter and Nine Months Ended September 30, 1994 and 1993


Under a 1993 authorization from the Board of Directors, the Corporation may repurchase approximately 32.4 million of its common shares for use in connection with the Corporation's Amended Omnibus Securities Award Plan, Performance Sharing Plan and for general corporate purposes. There have been no share repurchases made pursuant to this authorization.

RESULTS OF OPERATIONS:  Net sales increased $96 million, or
4%, in the third quarter of 1994 over the comparable period in 1993 , while nine-month 1994 sales increased $839 million, or 13%, over the same period a year ago.

The Electronics Group had sales of approximately $2.9 billion in the first nine months of 1994. The Group's sales increased 3% in the third quarter and 9% in the nine months of 1994 over the same periods in 1993. The Group's gains in the first nine months of 1994 reflect primarily the sales performance of Ocean & Radar Systems and Government Electronics Systems.

Space Group, with nine-month 1994 sales of approximately $2.4 billion, had sales increases of 14% in the third quarter and 9% in the first nine months of 1994 over the comparable periods in 1993. The Group's third quarter sales reflect increases from each of its operating units. Sales in the nine-month period from the Group's Astro Space unit more than offset revenue declines from the Group's Astronautics unit. The Group's results include the operations of the former Space Systems division of General Dynamics which was acquired by the Corporation on May 1, 1994.

Information Group, with sales of $1.1 billion in the first nine months of 1994, had sales increases of 8% in the third quarter and 40% in the first nine months of 1994 over the comparable periods of 1993. For comparison purposes, the Group's 1993 sales were adjusted to reflect a 1994 change in the method of recording intercompany activities related to the Group's Internal Information Systems unit. This change had no effect on the Corporation's consolidated net sales. The sales performances of the Group's Management & Data Systems and Automated Systems units were the principal reason for the sales gain in the first nine-month period of 1994.

Services Group had sales of $348 million in the first nine months of 1994. The Group's sales declined by $33 million in the third quarter of 1994 from the same period sales a year ago. In the first nine months of 1994, Services Group sales increased by $36 million over the sales in the comparable period of 1993.

                                     15 of 24

            MARTIN MARIETTA CORPORATION AND CONSOLIDATED SUBSIDIARIES

                                    FORM 10-Q

                    For the Quarter Ended September 30, 1994

      MANAGEMENT'S DISCUSSION OF FINANCIAL CONDITION AND OPERATING RESULTS
                                   (Continued)
           Third Quarter and Nine Months Ended September 30, 1994 and 1993


Martin Marietta Materials, Inc. had sales of $377 million in the first nine months of 1994, representing increases of 12% in the third quarter and 13% in the first nine months of 1994 over the comparable periods of 1993. Sales for the aggregates operation were up 15% in the quarter and 16% during the first nine months, and were the reason for this Group's overall increase.

Earnings from operations were up $47 million, or 21%, in the third quarter and $159 million, or 28%, in the first nine months of 1994 over 1993. Electronics Group operating profits increased 24% in the third quarter and 30% in the first nine months of 1994 compared with the same periods of 1993. The Group's 1994 operating profits were adversely affected by a provision of $53 million in the first six months to cover additional costs on the Aero & Naval Systems' Pratt &
Whitney jet engine thrust reverser program. These additional estimated costs are associated with initial production start-up problems and certain continuing redesign efforts. Pratt & Whitney and the Corporation have agreed that production thrust reversers being delivered to Pratt & Whitney are being conditionally accepted subject to reservations of rights by each corporation. Management believes that current financial reserves are adequate for this program based on information and conditions known at this time. The Group's overall operating profit gains in the first nine months of 1994 reflect the performance of the Armament Systems, Electronics & Missiles, Government Electronics, and
Ocean & Radar Systems units which more than offset the impact of the charge taken on the Pratt & Whitney program.

Space Group profits grew 39% in the third quarter and 19% in the first nine months of 1994 compared with the comparable periods a year ago. The Group's third quarter and nine-month results are principally due to profit gains by its Astro Space unit.

The Information Group operating profits declined 36% in the third quarter and increased 17% in the first nine months of 1994 over the same period in 1993. The third-quarter decrease was due to lower profits principally because of award fee timing, in the Group's Air Traffic Systems and Management & Data Systems units. The nine months gain are principally attributable to the performance of the Group's Management & Data Systems and Automated Systems units. Services Group operating profits declined $ 3 million in the third quarter and rose $3 million in the first nine months of 1994 over 1993.

                                    16 of 24

            MARTIN MARIETTA CORPORATION AND CONSOLIDATED SUBSIDIARIES

                                    FORM 10-Q

                    For the Quarter Ended September 30, 1994

      MANAGEMENT'S DISCUSSION OF FINANCIAL CONDITION AND OPERATING RESULTS
                                   (Continued)
           Third Quarter and Nine Months Ended September 30, 1994 and 1993


Martin Marietta Materials Inc.'s operating profits increased by 15% in the third quarter and 26% in the first nine months of 1994 over the comparable periods. The profit gains result primarily from the performance of the company's aggregates operation.

Other income and expenses, net, for the nine months ended September 30, was $195 million in 1994 compared with $39 million in 1993. The increase in 1994 was due principally to the pre-tax gain of $118 million which resulted from the Martin Marietta Materials' initial public offering and the $50 million received from Grumman pursuant to the termination provisions of the March 6, 1994, Agreement and Plan of Merger.

Interest expense decreased $5 million in the third quarter and increased $10 million in the first nine months of 1994 over 1993. The decrease in the third quarter is primarily because the Corporation defeased in-substance
$328 million of notes ($125 million of 9.5% Notes during February 1994 and $103 million of assumed GE payment obligations during December 1993). The increase in the first nine months of 1994 is due to the $1.4-billion increase in the Corporation's long-term debt during the second quarter of 1993. The Corporation issued $700 million in long-term debt in April 1993, and assumed $750 million of GE payment obligations (including approximately $16 million of accrued interest) in connection with the GE Transaction.

The Corporation's effective income tax rate for the first nine months was 40.7% in 1994 and 37.6% in 1993. The effective rates in both years are higher than the statutory corporate federal income tax rate principally due to differences between book and tax accounting arising from the amortization of goodwill associated with the GE Transaction and state income taxes.


              * * * * * * * * * * * * * * * * * * * * * * * * * * *



                                    17 of 24

             MARTIN MARIETTA CORPORATION AND CONSOLIDATED SUBSIDIARIES

                                  FORM 10-Q
                    For the Quarter Ended September 30, 1994

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

On August 29, 1994, Martin Marietta Corporation
("Martin Marietta") and Lockheed Corporation ("Lockheed") entered into a definitive Agreement and Plan of Reorganization that will, assuming that the transaction contemplated therein (the "Combination") is consummated, result in Martin Marietta and Lockheed becoming separate subsidiaries of a newly formed holding company called Lockheed Martin Corporation. Martin Marietta is a party to a number of lawsuits relating to the Combination. Class certification has been requested in each suit.

Lockheed, Martin Marietta and the directors of Lockheed are parties to three lawsuits filed in the Superior Court of the State of California (i) Richard Rampell and Frederick Rand
v. Daniel M. Tellep, et al., (filed August 31, 1994); (ii) Stanton Discount Pharmacy, Inc. v. Daniel M. Tellep, et al., (filed September 12, 1994); and (iii) Rose Hadian v. Daniel M. Tellep, et al., (filed October 27, 1994) and one lawsuit filed in the Court of Chancery of the State of Delaware, Daniel Lifshitz v. Lockheed Corporation, et al., (filed September 26,
1994). Martin Marietta, Lockheed and the directors of Martin Marietta are parties to an additional lawsuit filed in the the Superior Court of the State of California, Doris R. Fish v. Marcus C. Bennett, et al., (filed October 26, 1994).

Each of these lawsuits generally alleges the breach, or aiding and abetting a breach, of various fiduciary duties. In particular, the lawsuits focus, among other things, on the alleged unconscionability and gross unfairness of the consideration to be offered in the Combination, alleged director self-dealing and conflicts of interests, the alleged negative effects of the $100 million termination fee and the alleged duty to maximize stockholder value via an auction, open bidding or other "market check" mechanism. The lawsuits also seek similar relief, generally in the form of a request that the Combination be enjoined, the entry of an order directing the directors to carry out their fiduciary duties, and a request for unspecified monetary damages. Martin Marietta (and, with respect to the Fish suit, Martin Marietta's directors) intends to contest the claims asserted in these suits on, among other grounds, the fact that the Combination is a "merger of equals," does not involve the sale of the either Lockheed or Martin Marietta and that, consequently, no auction is required.

In late June 1994, Martin Marietta received a subpoena from the Department of Defense Inspector General's Office for documents related to Martin Marietta's Compu-Scene image generator product. The Government appears to be investigating the exemption for and/or waiver of the submission of cost or pricing data. Martin Marietta is responding to the subpoena and is negotiating with the Government with respect to a number of issues associated with document production.

                                 18 of 24

          MARTIN MARIETTA CORPORATION AND CONSOLIDATED SUBSIDIARIES

                                  FORM 10-Q

                    For the Quarter Ended September 30, 1994

                           PART II - OTHER INFORMATION
                                 (Continued)

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

Item 2. Change in Securities
In August 1994, the Board of Directors of Martin Marietta
Corporation adopted a Stockholder Rights Plan. Reference is made to Note 4 on page 7 for a summary of the Plan provisions.

Item 6.  Exhibits and Reports on Form 8-K
(a) Exhibits.

    1.  Exhibit 11, Martin Marietta Corporation and Consolidated
        Subsidiaries Computation of Net Earnings (Loss) Per Common Share for the three months and nine months ended September 30, 1994 and 1993, is presented on pages 22 and 23.

    2. Exhibit 12, Martin Marietta Corporation and Consolidated Subsidiaries Computation of Ratio of Earnings to Fixed Charges for the nine months ended September 30, 1994, is presented on page 24.

(b) Reports on Form 8-K filed in the third quarter of 1994.

    Current report on Form 8-K filed on September 1, 1994.
        Item 5. - Other Events

        The registrant filed information regarding the August 29, 1994, definitive agreement between Martin Marietta Corporation and Lockheed Corporation which provides for transactions that will result in Martin Marietta and Lockheed becoming separate subsidiaries of a holding Company that will be called Lockheed Martin Corporation. The registrant also filed information regarding its adoption of a Stockholder Rights Plan pursuant to which the registrant will distribute Common Stock Purchase Rights to its stockholders in accordance with the provisions of the Plan.

                                          19 of 24

         MARTIN MARIETTA CORPORATION AND CONSOLIDATED SUBSIDIARIES

                                  FORM 10-Q

                    For the Quarter Ended September 30, 1994

                           PART II - OTHER INFORMATION
                                 (Continued)

(b) Reports on Form 8-K filed in the third quarter of 1994.(continued)

        Item 7. - Financial Statements and Exhibits
        The registrant filed the following exhibits:

        Exhibit 4   - A copy of Rights Agreement, dated as of August 29, 1994, with First Chicago Trust Company of New York, Rights Agent (incorporated by reference to Exhibit 1 to the Registrant's Form 8-A dated September 1, 1994).

        Exhibit 99.1- A copy of the press release issued by the Registrant
                      August 30, 1994, relating to the Stockholder Rights
                      Plan.

         Exhibit 99.2- A copy of the joint press release issued by the
                       Registrant and Lockheed Corporation on August 30,
                       1994.

    Current report on Form 8-K filed on September 30, 1994.
        Item 5. - Other Events

        The registrant filed information indicating that on August 29, 1994 Martin Marietta Corporation and
        Lockheed Corporation entered into a definitive
        Agreement and Plan of Reorganization among Parent Corporation, Martin Marietta Corporation and Lockheed Corporation providing for transactions that will result in the Registrant and Lockheed becoming separate subsidiaries of Parent Corporation, a holding company that will be called Lockheed Martin Corporation. The Registrant also filed information regarding the definitive Plan and Agreement of Merger, dated as of August 29, 1994, among Martin Marietta Corporation, Atlantic Sub, Inc. and Parent Corporation entered into pursuant to the Reorganization Agreement.

        Item 7. - Financial Statements and Exhibits

        The registrant filed the following exhibits:

        Exhibit 2.1 - A copy of Agreement and Plan of Reorganization, dated as of August 29, 1994, among Parent Corporation, Martin Marietta Corporation and Lockheed Corporation.

        Exhibit 2.2 - A copy of Plan and Agreement of Merger, dated as of
                      August 29, 1994, among Martin Marietta Corporation, Atlantic Sub, Inc. and Parent Corporation.

                                         20 of 24

             MARTIN MARIETTA CORPORATION AND CONSOLIDATED SUBSIDIARIES
                                    FORM 10-Q
                    For the Quarter Ended September 30, 1994








                                   SIGNATURES



    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 MARTIN MARIETTA CORPORATION
                                                         (Registrant)






Date: November 14, 1994                   by: /s/ Marcus C. Bennett
                                                    Marcus C. Bennett
                                                     Vice President &
                                                  Chief Financial Officer





















                                    21 of 24

                                        EXHIBIT 11


                 MARTIN MARIETTA CORPORATION AND CONSOLIDATED SUBSIDIARIES
                                          FORM 10-Q
                            For the Quarter Ended September 30, 1994
                     COMPUTATION OF NET EARNINGS (LOSS) PER COMMON SHARE
                 Third Quarter and Nine Months Ended September 30, 1994 and 1993


                                                   Three Months Ended  Nine Months Ended

                                                      September 30,      September 30,

                                                     1994     1993        1994     1993
                                                   (In Millions, except per share data)
ASSUMING NO DILUTION:

Average number of common shares outstanding (1)      96.0     95.6         95.9     95.2
                                                  =======  =======      =======  =======

Earnings before cumulative effect of
   accounting changes                             $ 148.8  $ 131.1      $ 496.1  $ 331.6

   Less: Preferred stock dividends                   15.0     15.0         45.0     30.3
                                                  -------  -------      -------  -------

Earnings before cumulative effect of accounting
   changes applicable to common stock               133.8    116.1        451.1    301.3

Cumulative effect of accounting changes                 -        -            -   (429.4)
                                                  -------  -------      -------  -------

Net earnings (loss) applicable to common stock    $ 133.8   $116.1      $ 451.1  $(128.1)
                                                  =======  =======      =======  =======


Net earnings (loss) per common share:

   Before cumulative effect of accounting
      changes                                     $  1.39   $ 1.21      $  4.70  $  3.16

   Cumulative effect of accounting changes              -        -            -    (4.51)
                                                  -------  -------      -------  -------

                                                  $  1.39   $ 1.21      $  4.70  $ (1.35)
                                                  =======  =======      =======  =======


      (1) Excludes common stock equivalents
       since the dilutive effect on earnings
       per share assuming no dilution is
       less than 3%.


                                                22 of 24

                                  EXHIBIT 11 - Continued

              MARTIN MARIETTA CORPORATION AND CONSOLIDATED SUBSIDIARIES
                                         FORM 10-Q
                     For the Quarter Ended September 30, 1994
                COMPUTATION OF NET EARNINGS (LOSS) PER COMMON SHARE
          Third Quarter and Nine Months Ended September 30, 1994 and 1993

                                                    Three Months Ended     Nine Months Ended

                                                       September 30,       September 30,

                                                     1994      1993       1994      1993
                                                     (In Millions, except per share data)

ASSUMING FULL DILUTION:
Average number of common shares outstanding           96.0      95.6       95.9     95.2
Dilutive stock options-based on the treasury
   stock method using the September 30 market
   prices, if higher than average market price         1.2       1.3        1.3      1.3
Assumed conversion of the Convertible Preferred
   Stock from the date of issuance                    28.9      28.9       28.9     19.3
                                                     -----     -----      -----    -----
                                                     126.1     125.8      126.1    115.8
                                                     =====     =====      =====    =====

Earnings before cumulative effect of accounting
   changes applicable to common stock              $ 133.8   $ 116.1    $ 451.1  $ 301.3
   Add:  Preferred stock dividends                    15.0      15.0       45.0     30.3
                                                     -----     -----      -----    -----


Earnings before cumulative effect of
   accounting changes                                148.8     131.1      496.1    331.6
Cumulative effect of accounting changes                  -         -          -   (429.4)
                                                     -----     -----      -----    -----

Net earnings (loss)                                $ 148.8   $ 131.1    $ 496.1  $( 97.8)
                                                     =====     =====      =====    =====

Net earnings (loss) per common share:
   Before cumulative effect of accounting
      changes                                      $  1.18    $ 1.04    $  3.94  $  2.86

   Cumulative effect of accounting changes               -         -          -        *
                                                     -----     -----      -----    -----
                                                   $  1.18    $ 1.04    $  3.94  $     *
                                                     =====     =====      =====    =====





* Anti-dilutive

                                               23 of 24

                                                                 EXHIBIT 12

            MARTIN MARIETTA CORPORATION AND CONSOLIDATED SUBSIDIARIES
                                    FORM 10-Q
                     For the Quarter Ended September 30, 1994
                COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES
                   For the Nine Months Ended September 30, 1994
                     (In millions of dollars, except ratio)





EARNINGS:
Net earnings                                                     $  496.1
Taxes on income                                                     340.5
Interest expense                                                     93.0
Amortization of debt premium and expense, net                     (   5.4)
Portion of rents representative of an interest factor                17.1
Earnings of less than 50% owned associated companies, net         (    .5)
                                                                  -------
Adjusted earnings before taxes and fixed charges                 $  940.8
                                                                  =======



FIXED CHARGES:
Interest expense                                                 $   93.0
Amortization of debt premium and expense, net                     (   5.4)
Portion of rents representative of an interest factor                17.1
Capitalized interest                                                  1.9
                                                                  -------
Total fixed charges                                              $  106.6
                                                                  =======




RATIO OF EARNINGS TO FIXED CHARGES                                   8.83
                                                                  =======











                                    24 of 24