Form 10-K405
period 1994-12-31
MARTIN MARIETTA CORP /MD/
filed 1995-03-28
CIK 897599

                                                                            1994
________________________________________________________________________________
________________________________________________________________________________

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                ---------------

                                   Form 10-K

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1994       Commission file number 1-11810

                            [MARTIN MARIETTA LOGO]

                          MARTIN MARIETTA CORPORATION
            (Exact name of registrant as specified in its charter)

                                ---------------

         Maryland                                           52-1801551
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                           Identification No.)

                                ---------------

      6801 Rockledge Drive, Bethesda, Maryland  20817-1877 (301/897-6000)
         (Address and telephone number of principal executive offices)

                                ---------------

          Securities registered pursuant to Section 12(b) of the Act:

                                            Name of each exchange
      Title of Each Class                   on which registered
      -------------------                   ---------------------
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

  Indicate by check mark if the disclosure of delinquent files pursuant to Item 405 or Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [x]

  State the aggregate market value of the voting stock held by non-affiliates of the registrant. Approximately $4,300,000,000 as of January 31, 1995.

  Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. Common Stock, $1 par value, 96,067,318 shares outstanding as of January 31, 1995.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                     N/A

________________________________________________________________________________
________________________________________________________________________________

PART I

ITEM 1.  BUSINESS

General

     Martin Marietta Corporation is a diversified enterprise principally engaged in the conception, design, manufacture and integration of advanced technology products and services for the United States Government and private industry. Martin Marietta Corporation manages significant facilities for the Department of Energy and produces construction aggregates and specialty chemical products.

     In 1993, Martin Marietta Corporation consummated a transaction in which its businesses and the Aerospace businesses of the General Electric Company were combined. As a result, the then existing Martin Marietta Corporation, which was formed in 1961 by the consolidation of the Glenn L. Martin Company (founded in 1909) and the American-Marietta Company (founded in 1913), was renamed Martin Marietta Technologies, Inc. (Technologies). Technologies became a wholly-owned subsidiary of a new corporation which assumed the Martin Marietta Corporation name.

     Martin Marietta Corporation and Technologies, although separate Maryland corporations, are operated functionally as an integrated organization and this Annual Report on Form 10-K treats them in this fashion. Unless the context otherwise requires, references to "Martin Marietta" or the "Corporation" refer to

Martin Marietta Corporation, its consolidated subsidiaries (including Technologies) and certain nonconsolidated associated companies or joint ventures. See "Martin Marietta Technologies, Inc. - Reporting Status" on page 23 through page 24.

Business Segment Information

     In 1994, Martin Marietta conducted business in six reportable industry segments. These segments were: the Electronics Group, the Space Group, the Information Group, the Services Group, the Materials Group, and Energy and Other Operations.

     Information concerning Martin Marietta's net sales, operating profit, assets employed, and certain additional information attributable to each reportable business segment for each year in the three-year period ended December 31, 1994, is included in the "Analysis of Financial Condition and Operating Results" on page 6 through page 12 of the Corporation's Current Report on Form 8-K filed with the SEC on February 17, 1995 ("Current Report on Form 8-K") and in "Note R: Industry Segments" of the "Notes to Consolidated Financial Statements" on page 35 through page 36 of the Current Report on Form 8-K.

     On August 29, 1994, Martin Marietta Corporation entered into an Agreement and Plan of Reorganization to combine the businesses of Lockheed Corporation ("Lockheed") with the businesses of Martin Marietta (the "Combination"). The Agreement and Plan of Reorganization was amended on February 7, 1995 (as amended, the "Reorganization Agreement"). On March 15, 1995, the Combination was consummated and each of Martin Marietta and Lockheed became a wholly owned subsidiary of Lockheed Martin Corporation ("Lockheed Martin") on the terms set forth in the Reorganization Agreement. Lockheed Martin was formed by Lockheed and Martin Marietta in August 1994 to hold the businesses of Martin Marietta and Lockheed.

     The business of Lockheed Martin consists of the businesses previously conducted by Lockheed and Martin Marietta and their respective subsidiaries. Further, although Lockheed Martin and its wholly owned subsidiaries, Lockheed and Martin Marietta, are separate corporations, they will be operated functionally as an integrated organization, Lockheed Martin.

     The business of Lockheed Martin is organized into four major operating sectors: Aeronautics; Electronics; Information and Technology Services; and Space and Strategic Missiles. These sectors include businesses of Lockheed and Martin Marietta and their respective subsidiaries. Other Lockheed Martin units include Energy Systems, Sandia Corporation, Idaho Technologies and Martin Marietta Materials, Inc. Consequently, the organization of various Martin Marietta operations and contracts into industry segments described herein as well as the assessment of the potential significance of such operations and contracts to these segments in 1995 does not take into account changes that will occur as a result of the Combination.

     For additional details concerning the Combination, please see the Registration Statement on Form S-4 of Lockheed Martin

Corporation (Reg. No. 33-57645) filed with the Securities and Exchange Commission on February 9, 1995.

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

     The Group is the prime contractor for the United States Navy's AEGIS fleet air-defense system and produces the AEGIS Weapon System including the AN/SPY-1 radar. AEGIS was the Group's largest program in terms of sales in 1994 and is expected to be the largest in 1995.

     The Group serves as primary contractor for the development of the AN/BSY-2 Submarine Combat System for the Navy's new Seawolf attack submarine. The Group produces the LANTIRN system, an advanced night vision, navigation and targeting fire control system for fixed-wing aircraft and the Target Acquisition Designation Sight/Pilot Night Vision Sensor (TADS/PNVS) for the Army's AH-64 Apache Attack helicopter. The Group also produces thrust reversers for use in the General Electric Company's CF6 series of commercial aircraft engines under a requirements contract awarded in 1993 that is expected to run for up to 15 years.

     The Group's 1994 operating profits were adversely affected by a loss provision of $83 million to cover additional costs anticipated on Aero and Naval Systems' Pratt & Whitney jet engine thrust reverser program. The additional costs are associated with initial production start-up problems and certain redesign efforts.

     Sales by the Group represented approximately 39% of the Corporation's total sales in 1994. Sales to the United States Government represented approximately 86% of the Group's sales in 1994.

Space Group

     The Space Group's operations are carried out through three organizations:
Astronautics, Astro Space and Manned Space Systems. The Group's activities include the design, development, engineering and production of spacecraft, space launch vehicles and supporting ground systems, electronics and instrumentation.

     The Group serves as the prime integration, systems production and launch contractor to the U.S. Air Force for the Titan series of expendable space launch vehicles. These include the Titan II and Titan IV.

     The design, development and fabrication of the Titan IV, together with the provision of related payload integration and launch services, was the Group's (and the Corporation's) largest program in 1994, constituting approximately 35% of the Group's 1994 sales. The first Titan IV equipped with a newly developed Centaur upper stage was successfully launched in February, 1994. Subsequently, two additional Titan IVs equipped with a Centaur upper stage have been successfully launched. The new configuration allows the launching of significantly heavier payloads to geosynchronous orbit. Titan IV is expected to continue to be the Group's largest program over the next several years.

     On May 2, 1994, the Corporation completed its acquisition of the Space Systems Division of General Dynamics Corporation. The primary activity of the Space Systems Division business relates to the Atlas series of space launch vehicles and the Centaur upper stages used with Atlas and Titan IV launch vehicles. Acquisition of the Atlas series of launch vehicles has allowed the Corporation to enter the intermediate-lift launch market.

     A third focus of the Group is the design, development, assembly and testing of expendable external fuel tanks for the National Aeronautics and Space Administration's (NASA) Space Shuttle program. The external tank program is expected to remain a significant program in future years.

     An additional area of operations is the design, development, production and integration of military, civil and commercial spacecraft and related subsystems. Spacecraft missions include communications (e.g., INTELSAT VIII, AsiaSat, Echostar, Koreasat, GE-1, INMARSAT and the Defense Satellite Communications System), global positioning (e.g., GPS Block IIR), weather monitoring (e.g., the Television Infrared Observation Satellite program and the

Defense Meteorological Satellite program), environmental/earth observing (e.g., Global Geospace Science Satellite, EOS AM, and Landsat satellites), and planetary exploring (e.g., Mars Global Surveyor and Cassini).

     Sales by the Group represented approximately 35% of the Corporation's total sales in 1994. Sales to the United States Government represented approximately 79% of the Group's sales in 1994.

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

     The Group is the prime contractor for the U.S. Navy's Consolidated Automated Support System (CASS). CASS is an automated, self-contained diagnostic unit for testing Navy electronic and avionic systems. Additionally, the Group received a commercial CASS contract from the Spanish electronics company CESELSA in 1994.

     In 1994, the Group received a U.S. Air Force contract for visual and sensor simulation upgrades to the B1-B, B-2 and F-15E weapon systems trainers located in the United States and Europe. Other simulation and training contracts include U.S. Army contracts for M1A2 armor training systems for use by the Kuwaiti military, tank platoon gunnery training systems, and the next-generation Advanced Gunnery Training System.

     The Group is in the fourth year of a 12-year contract with the U.S. Department of Housing & Urban Development (HUD) to modernize HUD's data processing systems, and it provides systems engineering and integration for the Federal Aviation Administration Capital Investment Plan.

     The Group also performs on a number of major contracts for classified customers encompassing real-time command-and-control systems engineering and systems integration, analysis, and program control for large distributed Information Systems efforts.

     Sales by the Group represented approximately 15% of the Corporation's total sales in 1994. Sales to the United States Government represented approximately 93% of the Group's sales in 1994.

Services Group

     The Services Group consists of Martin Marietta Services, Inc., Martin Marietta Technical Services, Inc. and KAPL, Inc. The Group provides management, engineering, logistics, information systems software and processing support, and other technical services to military, civil government and international customers as well as to other organizations within the Corporation. The Department of Defense is the Group's largest customer.

     The Group is responsible for the operation of the EPA's National Computer Center in Raleigh, North Carolina, the Washington Information Center in Washington, D.C., and the National Environmental Supercomputer Center in Bay City, Michigan. The Group is in the third year of a five year contract to provide information center support and various consulting and design services to the EPA. Work for the EPA is expected to remain one of the Group's major sources of revenue in 1995.

     The Group provides scientific, engineering, operations and management services support to NASA's Johnson Space Flight Center with respect to that organization's efforts in life sciences experimentation. As part of that contract, the Group was selected to provide such support on the ten upcoming Russian/American Life Sciences Missions. The Group provides similar services supporting NASA missions at Goddard Space Flight Center, Ames Research Center, and the Dryden Flight Center.

     The Group also provides quality control and engineering services, training, installation and maintenance support of the U.S. Navy's AEGIS fleet air-defense system for which the Corporation's Electronics Group is prime contractor.

     In addition, the Group provides engineering, operation and maintenance support for the U.S. Navy's Atlantic Fleet Weapons Training Facility located in Puerto Rico and surrounding islands.

The contract's period of performance expires in September 1995 and the Group is currently competing for a new five-year contract.

     KAPL, Inc., a component of the Group, provides high-level engineering and scientific support to the Department of Energy's Knolls Atomic Power Laboratory.

     Sales by the Group represented approximately 5% of the Corporation's total sales in 1994. Sales to the United States Government represented essentially all of the Group's sales in 1994.

Materials Group

     In February 1994, an initial public offering of the common stock of Martin Marietta Materials, Inc. (Materials) was consummated and 8,797,500 shares of common stock (representing approximately 19% of the shares outstanding) were sold at an initial offering price of $23.00 per share. The Corporation continues to own all of the remaining shares and presently intends to maintain such ownership. Maintenance by the Corporation of at least an 80% ownership position will enable the Corporation to continue to include Materials in the Corporation's consolidated group for federal income tax purposes. See "Note N:
Other Income and Expenses" of the "Notes to Consolidated Financial Statements" on page 33 of the Current Report on Form 8-K.

     On January 3, 1995, Materials purchased the assets of Dravo Corporation's construction aggregates business for approximately

$122 million in cash, adding over 20 million tons of annual production capacity.

     Materials carries on its operations through two divisions, Aggregates and Magnesia Specialties. Following the acquisition of the Dravo construction aggregates business, the Aggregates division is the United States' second largest producer of aggregates for the construction of highways and other infrastructure projects and for the commercial and residential construction industries. Materials has focussed on the production of construction aggregates and has not integrated vertically into other construction materials businesses.

     As a result of dependence upon the construction industry, the profitability of construction aggregates producers is sensitive to regional economic conditions, particularly to cyclical swings in construction spending and changes in the level of infrastructure spending funded by the public sector. The aggregates business is also highly seasonal, due primarily to the effect of weather conditions on construction activity in the markets served. Materials' aggregates business is concentrated principally in the Southeast, the Midwest and, with the addition of the Dravo operations, along the Ohio and Mississippi River systems from western Pennsylvania throughout the central and southern U.S. Management believes that raw material reserves are sufficient to permit production at present operational levels for the foreseeable future.

     Through its Magnesia Specialties Division, Materials manufactures and markets magnesia-based products, including refractory products for the steel industry and chemical products for industrial, environmental and agricultural uses. Magnesia Specialties' refractory and dolomitic lime products are sold primarily to the steel industry, and such sales may be affected by developments in that industry.

     Sales by the Group represented approximately 5% of the Corporation's total sales in 1994.

Energy and Other Operations

     Energy Group - The Energy Group's operations are performed through three organizations: Martin Marietta Energy Systems, Inc., Martin Marietta Utility Services, Inc. and Martin Marietta Specialty Components, Inc. In addition, Martin Marietta Environmental Holdings Inc. was established in August 1994 to conduct business in the field of environmental management.

     The Group's primary programs are (i) the development of safe, economic, and environmentally acceptable technologies for the efficient production and use of energy; (ii) a manufacturing and developmental engineering organization engaged primarily in programs related to the national defense; (iii) environmental and other technical programs performed for the DOE and other federal agencies; (iv) the production of enriched uranium for use as fuel in nuclear power plants and other ancillary uranium enrichment services; and (v) the manufacturing of electronic and electromechanical components primarily for nuclear weapons. An additional mission is the transfer of technology to the private sector to enhance national competitiveness.

     Recent defense-related budget reductions have decreased production at some of the Energy Group's facilities.

     Sandia Corporation - The Corporation, through Sandia Corporation, a wholly-owned subsidiary, manages and operates Sandia National Laboratories. Sandia is a federally funded research and development center with significant responsibilities for national security programs in defense as well as programs in the fields of energy and the environment. A derivative activity is the transfer of technology to the private sector to enhance national competitiveness.

     Martin Marietta Overseas Corporation - Martin Marietta Overseas Corporation
(MMOC), a wholly-owned subsidiary of Martin Marietta, is generally responsible for contracts, joint ventures, teaming and other agreements with international customers and parties. In recent years, the amount of business conducted by the Corporation internationally (directly and through MMOC) has increased and international business now constitutes approximately 17% of the Corporation's business. Included in this percentage are Foreign Military Sales which, because such sales are made through the U.S. Government, are also taken into account in calculating the percentage of the Corporation's sales to the U.S. Government. International business includes the production of commercial communications satellites for customers such as AsiaSat, Japan

Broadcasting Corporation, Korea Telecom, the 52-nation INMARSAT Consortium and the 124-nation INTELSAT consortium, and the sale of airborne, ground and naval surveillance radars, the Patriot Missile System, the LANTIRN system, and the TADS/PNVS system to various allied nations.

     Additional Activities - For information relating to activities undertaken by the Corporation included within this reportable business segment, including information pertaining to activities not discussed above, see "Note R: Industry Segments" of the "Notes to Consolidated Financial Statements" on page 35 through page 36 of the Current Report on Form 8-K.

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

     Approximately 80% of the 1994 sales of the Corporation were made to the United States Government, either as a prime contractor or as a subcontractor, principally to the Department of Defense

(including Foreign Military Sales) and NASA, and additionally to the U.S. Department of Energy, the U.S. Department of Housing & Urban Development, and the U.S. Environmental Protection Agency. Accordingly, sales and earnings are subject to the size, schedule and funding of government programs and are subject to periodic review in light of changes in government policies and requirements, availability of funds and technical or schedule progress.

     Earnings may vary materially depending upon the types of long-term government contracts undertaken, the costs incurred in their performance, the achievement of other performance objectives and the stage of performance at which the right to receive fees, particularly under incentive and award fee contracts, is finally determined.

     See "Note A: Accounting Policies" of the "Notes to Consolidated Financial Statements" on page 20 through page 21 of the Current Report on Form 8-K for information concerning Martin Marietta's accounting policies governing recognition of revenues and earnings.

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

     A portion of Martin Marietta's business includes classified programs. Although these programs are not discussed herein, the operating results relating to those programs are included in the Corporation's consolidated financial statements. The nature of and business risks associated with classified programs do not differ materially from those of the Corporation's other government programs and products.

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

     The Corporation owns numerous patents and patent applications, some of which, together with licenses under patents owned by others, are utilized in its operations. While such patents and licenses are, in the aggregate, important to the operation of the Corporation's business, no existing patent, license or other similar intellectual property right is of such importance that its loss or termination would, in the opinion of management, materially affect the Corporation's business.

     Certain risks inherent in the current defense and aerospace business environment are discussed in "Analysis of Financial Condition and Operating Results" on page 6 through page 12 of the Current Report on Form 8-K.

Backlog

     Martin Marietta's backlog of orders at December 31, 1994, was $16.6 billion compared with $16.7 billion at the end of 1993. The 1994 amount includes funded backlog of $10.8 billion compared with $9.3 billion at the end of 1993.

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

     Of the Corporation's total 1994 year-end backlog, approximately $9.9 billion, or 59%, is not expected to be filled within one year.

Environmental Regulation

     Martin Marietta's operations are subject to and affected by a variety of federal, state, and local environmental protection laws and regulations, including those regulating air and water quality, hazardous materials and solid wastes. Management believes that, on an overall basis, all of the facilities, owned or leased by the Corporation, are currently operated in substantial compliance with applicable statutes and regulations. Some of these facilities are currently subject to remedial actions for removing hazardous contamination that exists from prior operations. The Corporation is actively involved in environmental responses at certain of its facilities and at certain waste disposal sites not currently owned by the Corporation (third-party sites) where the Corporation, its former aluminum subsidiary, or one of the former GE Aerospace businesses acquired by the Corporation from GE has been designated a "Potentially Responsible Party" (PRP) by the U.S. Environmental Protection Agency (EPA). At such third-party sites, the EPA or a state agency has identified the site as requiring removal or remedial action under the federal "Superfund" and other related federal or state laws governing the remediation of hazardous materials. Generally, PRPs that are ultimately determined to be "responsible parties" are strictly liable for site clean-ups and usually agree among themselves to share, on an allocated basis, in the costs and expenses for investigation and remediation of the hazardous materials. Under existing environmental laws, however, responsible parties are jointly and severally liable and, therefore, the Corporation is potentially liable for the full cost of funding such remediation. In the unlikely event that the Corporation were required to fund the entire cost of such remediation, the statutory framework provides that the Corporation may pursue rights of contribution from the other PRPs.

     At third-party sites, the Corporation continues to pursue a course of action designed to minimize and mitigate its potential liability through assessing the legal basis for its involvement, including an analysis of such factors as (i) the amount and nature of materials disposed of by the Corporation, (ii) the allocation process, if any, used to assign all costs to all involved parties, and (iii) the scope of the response action that is or may reasonably be required. The Corporation also continues to pursue active participation in steering committees, consent orders and other appropriate and available avenues. Management believes that this approach should minimize the Corporation's proportionate share of liability at third-party sites where other PRPs share liability.

     Although the Corporation's involvement and extent of responsibility varies at each site, management, after an assessment of each site and consultation with environmental experts and counsel, has concluded that the probability is remote that the Corporation's actual or potential liability as a PRP in each or all of these sites will have a material adverse effect on the Corporation's consolidated financial position or results of operations. While the possibility of insurance coverage is considered in the Corporation's efforts to minimize and mitigate its potential liability, this possibility is not taken into account in management's assessment of whether it is likely that its actual or potential liability will have a material adverse effect on the Corporation's consolidated financial position.

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

     In addition, Martin Marietta manages various government-owned facilities on behalf of the government. At such facilities, environmental compliance and remediation costs have historically been the responsibility of the government and the Corporation relied (and continues to rely with respect to past practices) upon government funding to pay such costs. While the government remains responsible for capital costs associated with environmental compliance, responsibility for fines and penalties associated with environmental noncompliance, in certain instances, is being shifted from the government to the contractor with such fines and penalties no longer constituting allowable costs under the contracts pursuant to which such facilities are managed.

     Management does not believe that adherence to presently applicable environmental regulations at its own facilities or in its contract management capacity at government-owned facilities will have a material adverse effect on Martin Marietta's consolidated financial position or results of operations. For additional details, see "Legal Proceedings" on page 28 through page 39. See also "Note I: Contingencies" of the "Notes to Consolidated Financial Statements" on page 27 and "Analysis of Financial Condition and Operating Results, Environmental Matters" on page 6 through page 12 of the Current Report on Form 8-K.

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

     In addition, the Corporation has an Electronics Laboratory in Syracuse, New York, which conducts advanced research in solid-state microwave and millimeter-wave technology, infrared sensor focal plane electronics and specialized integrated microelectronic modules for radar, space, communications and infrared sensor systems, and an Advanced Technology Laboratory in Moorestown, New Jersey, which conducts research and development in advanced computing technologies. Finally, in connection with the combination of the Corporation's businesses with the Aerospace businesses of General Electric Company (GE) that was consummated in

April 1993, the Corporation is afforded access to the GE Corporate Research and Development Laboratories.

     See "Note P: Research and Development" of the "Notes to Consolidated Financial Statements" on page 33 of the Current Report on Form 8-K.

Employees

     As of January 31, 1995, Martin Marietta had approximately 90,000 employees, including approximately 20,000 persons employed by the Energy Group, 9,000 persons employed by Sandia Corporation and 3,000 employed by KAPL, Inc. Approximately 17,000 of Martin Marietta's employees are covered by 82 separate collective bargaining agreements with various international and local unions. Management considers employee relations generally to be good and believes that the probability is remote that renegotiating these contracts will have a material adverse effect on its business.

Martin Marietta Technologies, Inc. - Reporting Status

     Martin Marietta Corporation and Martin Marietta Technologies, Inc. each have securities registered pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (1934 Act), although it is anticipated that, as a result of the Combination, this will cease to be the case in April 1995. The staff of the Securities and Exchange Commission (SEC) has taken the position that Martin Marietta Technologies, Inc. need not file separate 1934 Act reports provided those reports filed by Martin Marietta Corporation include additional information concerning Martin Marietta Technologies, Inc. Such additional information is included in this Annual Report on Form 10-K and in "Note J: Martin Marietta Technologies, Inc." of the "Notes to Consolidated Financial Statements" on page 28 of the Current Report on Form 8-K. In addition, certain documents required to be filed as Exhibits to this Form 10-K or incorporated by reference to previous filings with the SEC are incorporated herein by reference to previous SEC filings by Technologies. At the time of such filings, Technologies was known as Martin Marietta Corporation and filed under Commission File Number 1-4552. See "Note C: Acquisition of GD Space Systems and Business Combination with GE Aerospace" of the "Notes to Consolidated Financial Statements" on page 23 of the Current Report on Form 8-K.

ITEM 2.  PROPERTIES

     At December 31, 1994, excluding Martin Marietta Materials, Inc., the Corporation operated in approximately 207 offices, facilities, plants and laboratories located throughout the United States and internationally. Of these, Martin Marietta owned approximately 18 locations, aggregating approximately 16.8 million square feet, in fee simple and leased approximately 189 locations aggregating approximately 9.7 million square feet. In addition, Martin Marietta manages various government-owned facilities, including the NASA Michoud Assembly Facility at New Orleans, Louisiana, the Department of Energy facilities at Oak Ridge, Tennessee, and Largo, Florida, the United States Enrichment Corporation's facilities at Paducah, Kentucky, and Piketon, Ohio, the Sandia National Laboratories at Albuquerque, New Mexico and Livermore, California, the Knolls Atomic Power Laboratory at Niskayuna, New York, and an Army ordnance plant at Milan, Tennessee. Martin Marietta personnel also occupy government-owned facilities at Cape Canaveral Air Force Station and Kennedy Space Center in Florida, at Marshall Space Flight Center in Alabama, at Vandenberg Air Force Base in California and at Jericho, Vermont; Johnson City, New York; and Pittsfield, Massachusetts. The United States Government also furnishes certain equipment and property used by Martin Marietta.

     Martin Marietta owns its headquarters office building located in Bethesda, Maryland in fee simple. In addition, the Corporation owns 200 acres of land and approximately 2.1 million square feet of buildings at Middle River, Maryland, near Baltimore; a 1.8 million square foot office building and manufacturing park located in Syracuse, New York; approximately 3,300,000; 3,100,000; 675,000; 500,000 and 1,200,000 square feet of office and manufacturing facilities located in Orlando, Florida; Waterton, Colorado; East Windsor, New Jersey; Utica, New York; and King of Prussia, Pennsylvania, respectively; approximately 900,000 square feet of office space in Littleton, Colorado; and approximately 700 acres of land which could be developed in Orlando, Florida. The Syracuse and Utica, New York facilities are occupied by the Electronics Group while the Waterton, Colorado and East Windsor, New Jersey facilities are occupied by the Space Group. The King of Prussia, Pennsylvania facilities are occupied by both the Space Group and the Information Group.

     In 1993, the Corporation embarked upon a five-year facilities consolidation plan which is expected to reduce operating costs by $1.5 billion. Since the combination with GE Aerospace in 1993, approximately five million square feet of capacity has been eliminated from the Corporation's facilities in various locations. Some of these reductions were contemplated prior to the implementation of the facilities consolidation plan, but most reflect the operation of that plan. These reductions have been partially offset by the addition of nearly 1.8 million square feet of leased facilities resulting from the acquisition of General Dynamics Corporation's Space Systems Division in 1994. For additional details, see "Analysis of Financial Condition and

Operating Results" on page 6 through page 12 of the Current Report on Form 8-K.

     Including the assets acquired from Dravo Corporation, Materials processes or ships aggregates from 210 quarries and distribution yards in 20 states in the Southwest, Midwest and Mid-Atlantic regions and in the Bahamas of which 46 are located on land owned by Materials, 59 are located on land owned in part and leased in part by Materials, 88 are on leased land, and 17 are on facilities neither owned nor leased, where raw materials are removed under an agreement with the owner. Materials conducts its specialty chemical products operations at facilities in Woodville, Ohio and Manistee, Michigan and at smaller plants in Bridgeport, Connecticut, River Rouge, Michigan and Pittsburgh, Pennsylvania.

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

     Martin Marietta Energy Systems, Inc. (MMES), a wholly-owned subsidiary of Technologies, manages certain facilities on behalf of the Department of Energy
(DOE) under contracts with the DOE. MMES is involved in proceedings arising out of work performed under these contracts including the following:

- -    On June 7, 1990, Boggs, et al. v. Divested Atomic Corporation, et al., was
                      ----------------------------------------------------
     filed against various defendants including MMES. Plaintiffs' request for class certification was granted and the case is pending in the United
     States District Court for the Eastern District of Ohio. Plaintiffs seek monetary damages of $600 million based upon allegations that the defendants discharged hazardous substances into the environment. In the event that any damages are awarded in these proceedings, such damages will be allowable costs under the contracts between MMES and the DOE.

- -    On May 28, 1992, the Arkansas State Attorney General filed a civil suit against MMES and the DOE relating to the shipment of hazardous waste (which may have contained trace amounts of radioactivity) from facilities managed for the DOE by MMES into the State of Arkansas. The suit, which is in the United States District Court for the Eastern District of Arkansas, Western Division, seeks civil penalties to be set by the Court plus an award to the State of Arkansas for the costs of its investigation plus reasonable attorney's fees and costs. MMES and the DOE have filed Motions to Dismiss and the setting of a trial date has been postponed until the Court issues its decision on these Motions. In the event that any damages are awarded in these proceedings, such damages will be allowable costs under the contracts between MMES and the DOE.

- -    On December 28, 1993, MMES received a subpoena issued by a Federal Grand
     Jury in the Eastern District of Virginia requiring the production of documents relating to subcontracts with two of MMES' suppliers. MMES has produced the documents required. The prosecutor has informed MMES that MMES is not, at this time, the target of the investigation.

- -    During 1994, MMES and the DOE engaged in discussions with the General
     Counsel for the Tennessee Department of Environment and Conservation ("TDEC") related to the clean up of hazardous waste associated with the closure of two surface impoundments at the DOE's Oak Ridge K-25 Site. The matter was settled in 1994, and the terms of the settlement will not have a material adverse effect on the Corporation.

     On August 5, 1991, Technologies (then known as Martin Marietta Corporation) was served with two subpoenas by the Department of Defense Inspector General relating to documents pertaining to a contract with the Navy for the full-scale development of the Supersonic Low Altitude Target (SLAT) and documents associated with six Independent Research and Development (IR&D) tasks, collectively known as Navy Missile Systems. Technologies has complied with these subpoenas and, in 1994, was informed that criminal prosecution had been declined. In addition, the Civil Division of the Justice Department conducted a civil fraud investigation dealing with the same or similar allegations and issued Civil Investigative Demands for the testimony of several current and former employees. On May 16, 1994, the Department of Justice, Civil Division, filed an amended complaint in the United States District Court for the District of Maryland, thereby intervening in a qui tam action which was filed under seal in July 1991, United States of
  --- ---                                                 ----------------
America ex. rel. Jerry J. Mayman v. Martin Marietta Corporation.  The Complaint
- ---------------------------------------------------------------
alleges that Martin Marietta's method of allocating its portion of the IRAD costs for the years 1984 through 1987 constitutes a violation of the False Claims Act (the "Act") and represents a breach of Martin Marietta's SLAT contract. The Complaint seeks unspecified multiple damages and civil penalties. Martin Marietta denies that it is in violation of the Act or any common law principle and is defending itself against the allegations. In this regard, the Corporation has filed a Motion to Dismiss on a number of different grounds. A hearing was held on the Motion to Dismiss on February 2, 1995. The Court has not yet ruled on the Motion.

     The Inspector General of the Department of Defense has been investigating alleged defective pricing and labor mischarging in the Pershing II program since at least January 1987, when Technologies (then known as Martin Marietta Corporation) was served with an Inspector General's subpoena. Subsequently, Technologies was served with additional Inspector General's subpoenas seeking records relating to the Pershing II program. In addition, current and former employees were subpoenaed to appear and have testified before a Federal Grand Jury in Orlando, Florida. In January 1994, the Corporation was informed that criminal prosecution had been declined but that the Civil Division of the Justice Department intended to further investigate the matter.

     On January 6, 1994, the Corporation's Ordnance Systems facility at Milan, Tennessee, received a Federal Grand Jury subpoena issued in the Western District of Tennessee. The subpoena requested the production of certain purchase order files. On January 20, 1994, the Corporation received a second subpoena in this matter. The Corporation has complied with each subpoena. The Corporation has not been identified as a target of the investigation and has not been informed of its purpose.

     On December 22, 1994, the Corporation's Ordnance Systems Facility received a subpoena issued by the Inspector General's Office seeking documents related to health and safety matters at the facility. Documents responsive to the subpoena have been produced. The Corporation has not been informed of the purpose of the investigation.

     On January 20, 1994, the Corporation received two subpoenas issued by the Defense Investigative Service relating to the LANTIRN program. One of the subpoenas requests documents relating to repairs to the navigation and targeting pods and relates to the charging of repair work under the warranty provisions of the LANTIRN contract. The other pertains to purchases from a subcontractor and relates to the disclosure of pricing data concerning these purchases. The Corporation has responded to each subpoena. The Corporation has been identified as a potential target in each of the investigations and during 1994 the Government interviewed certain former employees of the Corporation in connection with these investigations.

     On May 26, 1994, the Equal Employment Opportunity Commission ("EEOC") filed a class action Complaint against Martin Marietta alleging violations of the Age Discrimination in Employment Act ("ADEA") by Martin Marietta Astronautics. The class, as included in the EEOC's Complaint, consists of approximately 2,200 class members. The Complaint, EEOC v. Martin Marietta Corporation, was filed in
                               -----------------------------------
the United States District Court for the District of Colorado and seeks reinstatement, payment of lost wages and benefits in an amount to be determined at trial, and a permanent injunction enjoining Martin Marietta from engaging in age discrimination. Martin Marietta denies that it has violated the ADEA and is defending itself in this action.

     On November 29, 1994, the Corporation received a subpoena issued by the Inspector General's Office seeking documents pertaining to testing of the AN/BQG-5 Standalone Wide Aperture Array, which is produced by the Corporation's Ocean, Radar & Sensor Systems Division. The Corporation has complied with the subpoena.

     On June 27, 1994, Martin Marietta received a subpoena from the Department of Defense Inspector General's Office for documents related to Martin Marietta's Compu-Scene IV image generator product. The Government appears to be investigating the exemption for and/or waiver of the submission of cost or pricing data. Martin Marietta has negotiated an agreement with the Government to reduce the scope of the subpoena and is producing responsive documents.

     As a result of the combination of General Electric Company's Aerospace businesses with the businesses of the Corporation (the "GE Transaction"), subject to certain limitations and subject to certain limited rights to indemnification all as discussed in Parent Corporation's Registration Statement on Form S-4 (Registration No. 33-58494), Martin Marietta assumed liabilities relating to or arising out of legal and environmental proceedings pertaining to the GE Aerospace businesses transferred to Martin Marietta.

     In April 1992, GE voluntarily disclosed to the U.S. Department of Defense a matter involving allegations concerning payments, certifications, and acquisition of competitive information and related claims in connection with contracts with the Arab Republic of Egypt for the sale of radar units by one of the GE Aerospace businesses which is now part of Martin Marietta. In 1994, after negotiations involving the Corporation, the Department of Justice and GE, the matter was settled. The terms of the settlement will not have a material adverse effect on the Corporation.

     On March 6, 1995, AT&T filed suit against Martin Marietta Corporation in the United States District Court for the Eastern District of Virginia seeking damages of approximately $250 million plus punitive damages for the alleged breach of a spacecraft agreement and a launch agreement. Under the spacecraft agreement, which the Corporation assumed as part of the GE Transaction, the Corporation committed to build for AT&T three commercial communications satellites. The first of these was launched successfully, but the second failed to achieve the proper orbit. AT&T's suit seeks damages for the loss of this satellite and for delays in the delivery of a replacement satellite. Under the launch agreement, which was assumed by the Corporation's commercial launch vehicle subsidiary as part of the Corporation's acquisition of General Dynamics Corporation's Space Systems Division in 1994, the Corporation is under contract to launch the third satellite, which is scheduled for delivery in the summer of 1995, during the second quarter of 1996 although, under certain circumstances, AT&T may be granted an earlier launch slot. AT&T's suit also seeks damages for the failure of the Corporation to offer AT&T a launch slot in 1995 and, in addition, seeks specific performance to force the launch of the satellite in 1995. On the same day that AT&T filed its suit, the Corporation sued AT&T in the District Court, County of Jefferson, State of Colorado seeking a determination that there has been no breach of the launch contract and sued in Federal District Court for the District of New Jersey for payments which AT&T has withheld under the spacecraft agreement. The Corporation believes that it has defenses to AT&T's claims and intends to defend the action.

     Martin Marietta is a party to a number of lawsuits relating to the Combination. Class certification has been requested in each suit.

     Lockheed, Martin Marietta and the directors of Lockheed are parties to three lawsuits filed in the Superior Court of the State of California (i)

Richard Rampell and Frederick Rand v. Daniel M.
- -----------------------------------------------

Tellep, et al., (filed August 31, 1994); (ii) Stanton Discount Pharmacy, Inc. v.
- --------------                                ----------------------------------
Daniel M. Tellep, et al., (filed September 12, 1994); and (iii) Rose Hadian v.
- ------------------------                                        --------------
Daniel M. Tellep, et al., (filed October 27, 1994) and one lawsuit filed in the
- ------------------------
Court of Chancery of the State of Delaware, Daniel Lifshitz v. Lockheed
                                            ---------------------------
Corporation, et al., (filed September 6, 1994).  Martin Marietta, Lockheed and
- -------------------
the directors of Martin Marietta are parties to an additional lawsuit filed in the Superior Court of the State of California, Doris R. Fish v. Marcus C.
                                               --------------------------
Bennett, et al., (filed October 26, 1994).
- ---------------

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

     Settlement discussions with respect to the pending litigations began between the parties on or about January 4, 1995. During these discussions, counsel for the plaintiffs requested and shortly thereafter received document discovery from Lockheed and Martin Marietta relating to the Combination. Counsel for the plaintiffs also announced their intention to consolidate all of the shareholder class actions into a single case and to file an amended class action and derivative complaint in California in the lead case, the Rampell Complaint referenced
                                              -------
above, incorporating all of the existing claims from the original complaints, and adding claims relating to: (i) the formation of Lockheed's Employee Stock Ownership Plan in 1989 after the disclosure by Valhi, Inc. and persons related to it that they owned 5.3% of the Lockheed Common Stock; (ii) Lockheed's plea agreement of January 27, 1995 with the United States of America pursuant to which Lockheed agreed to plead guilty to one count of conspiring to violate the anti-bribery provisions of the Foreign Corrupt Practices Act and conspiring to falsify its books, records and accounts and Lockheed's payment under the plea agreement of $24.8 million in fines and penalties to the United States; (iii) the compensation to be paid to certain Martin Marietta officers and executives as a result of the Combination; and (iv) disclosures made and proposed to be made to stockholders of stockholders of Lockheed and Martin Marietta. The parties continued their discussions regarding a settlement of the claims alleged in the complaints referred to above (as well as the claims expected to be alleged in the revised Rampell Complaint) and, in the course of negotiations,
                       -------
reached an oral agreement in principle on January 30, 1995 with respect to the terms of a proposed settlement of such claims. On February 2, 1995 the Rampell Complaint was amended.

     On March 10, 1995, a stipulation of settlement (a "Stipulation") was executed pursuant to which, subject to Court approval, the parties settled each of the above referenced proceedings. The Stipulation includes the following elements: (a) Lockheed Martin agreed, subject to any restrictions imposed by Maryland law, to pay a regular quarterly dividend of $.40 (rather than $.35, as otherwise contemplated) per share on each outstanding share of Lockheed Martin Common Stock for each of the first three quarters after consummation of the Combination and approval of the settlement in which net income (excluding non-recurring restructure costs and extraordinary charges and transaction expenses) is sufficient to pay such a dividend; (b) Lockheed agreed to strengthen its policies and procedures to help to ensure compliance with the Foreign Corrupt Practices Act; and (c) Lockheed Martin agreed to the payment of $6 million in counsel fees and expenses to plaintiffs' counsel with interest from the date plaintiffs' counsel delivered to defendants' counsel a draft of the Stipulation.

     The proposed settlement was expressly conditioned upon (i) the Combination being consummated substantially on the terms set forth in the Reorganization Agreement, (ii) Lockheed and Martin Marietta receiving evidence satisfactory to them that the provisions of the proposed settlement will not result in the pooling of interests method of accounting for the Combination being unavailable under the requirements of APB No. 16; (iii) certification of the stockholder classes (for the purpose of obtaining approval of the Stipulation and entry of an appropriate judgment); (iv) court approval of the Stipulation; and (v) final dismissal of the actions with prejudice and release of the claims asserted in such actions with prejudice.

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

     See also "Note I: Contingencies" of the "Notes to Consolidated Financial Statements" on page 27 of the Current Report on Form 8-K and "Analysis of Financial Condition and Operating Results" on page 6 through page 12 of the Current Report on Form 8-K.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of 1994.

PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS

     There were approximately 32,000 holders of record of Martin Marietta Corporation Common Stock, $1 par value, as of February 7, 1995. The exchanges on which the Corporation's Common Stock was traded are listed on the cover of this Form 10-K. In connection with the consummation of the Combination, Lockheed Martin Corporation became the sole stockholder of Martin Marietta and the Common Stock was delisted from each of the exchanges on which it had been traded. Information concerning stock prices and dividends paid during the past two years is as follows:

               Common Dividends Paid and Market Prices
               ---------------------------------------
                                    Market Price
 Quarter    Dividends Paid     High/Low        High/Low
 -------    --------------     --------        --------
            1994      1993        1994            1993
            ----      ----        ----            ----
First        .225       .21  $47.25/$41.875    $37.44/$32.00
Second       .225       .21  $45.00/$40.875    $39.94/$35.81
Third         .24      .225  $51.00/$43.00    $44.875/$39.06
Fourth        .24      .225  $47.25/$41.50   $46.625/$40.375
             ----      ----
Year          .93       .87

     ITEM 6.  SELECTED FINANCIAL DATA

          The information required by this Item 6 is included under the caption "Five-Year Summary" on page 38 of the Current Report on Form 8-K, and that information is hereby incorporated by reference in this Form 10-K.

     ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          The information required by this Item 7 is included under the caption "Analysis of Financial Condition and Operating Results" on page 6 through page 12 of the Current Report on Form 8-K, and that information is hereby incorporated by reference in this Form 10-K.

     ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          The information required by this Item 8 is included under the captions "Consolidated Statement of Earnings," "Consolidated Balance Sheet," "Consolidated Statement of Cash Flows," "Consolidated Statement of Shareowners' Equity," "Notes to Consolidated Financial Statements," and "Quarterly Performance (Unaudited)" on page 16 through page 37 of the Current Report on Form 8-K and "Analysis of Financial Condition and Operating Results" on page 6 through page 12 of the Current Report on Form 8-K. This information is hereby incorporated by reference in this Form 10-K.

     ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          Not applicable.

     PART III

     ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Board of Directors

          The Board of Directors held twelve meetings during 1994, of which eight were regularly scheduled meetings. Effective March 1, 1994, directors, other than officers of the Corporation, received $36,000 annually for service on the Board and $1,000 per meeting attended, including the Annual Meeting of Stockholders of the Corporation. Directors were also reimbursed for expenses incurred in connection with attendance at Board and Committee meetings.

          Prior to the Combination, the Board had five standing Committees:
     Audit and Ethics, Compensation, Executive, Finance, and Nominating. Directors, other than officers of the Corporation, received $5,400 annually for each Committee on which they served and $1,000 per Committee meeting attended (effective March 1, 1994). Directors, other than officers of the Corporation, who served as Chairmen of Committees received the following additional compensation: Chairmen of the Audit and Ethics, Compensation, Executive, and Finance Committees - $4,000 additional compensation per year and the Chairman of the Nominating Committee - $2,000 additional compensation per year.

          Under the Directors Deferred Compensation Plan, an eligible director had the option each year of deferring receipt of all or part of the fees earned as a director until after termination of service as a director. A director's annual election was irrevocable and interest was accrued on the amount deferred. Under the terms of the plan, effective with the Combination, no further deferral of amounts earned prior to the Combination is permitted, and each participating director will receive a disbursement of the balance of his or her deferred compensation account as of the date of the Combination. The amount of each director's deferred compensation balance as of January 31, 1995 (including accrued interest) was as follows: Mr. Byrne, $580,000; Mr. Clark, $561,000; Mr. Colodny, $32,000; Mr. Hood, $130,000; Mr. Laird,
     $1,185,000; Mr. Macklin, $224,000; and General Vessey, $372,000.

          Prior to the Combination, a $100,000 Life Insurance Plan was available to directors. Upon consummation of the Combination, the benefit became fully vested for directors who had served five years. Premiums were paid by the Corporation.

          A Financial Counseling Program which provides reimbursement for tax and financial planning and tax preparation services is available to directors, officers, and other key employees of the Corporation. The Corporation pays a maximum of $6,000 annually per participant.

          Non-employee directors are provided, under the Corporation's business travel accident policy, with $100,000 coverage for death or dismemberment resulting from an accident while traveling on the Corporation's business.

          Martin Marietta previously maintained a Post-Retirement Income Maintenance Plan for Directors which provided that a director who at the time of retirement had served five continuous years, or such shorter period otherwise approved by the Nominating Committee, and who had attained mandatory retirement age would receive for life an annual fee equal to the annual basic retainer in effect at the time of retirement. A director who retired early after completing at least five years of service was entitled to receive an annual fee equal to the annual retainer in effect at the time of retirement for a period equal to the number of years served on the Board. Under the terms of the plan, as a result of the Combination, each director is entitled to receive a lump sum payment equal to the present value (i.e., discounted value) of his or her vested plan benefits determined as if he or she had retired from the Martin Marietta Board on the date of the Combination. Years of service have been rounded up to the nearest whole year. Thus, as a result of the Combination, directors who had not attained retirement age as of that date are treated as if they had retired early and are not eligible to receive a lifetime retirement benefit. Any active director over the age of 62 with five years of service who was not nominated to the Lockheed Martin Board will receive a lump sum amount based on the present value (i.e., discounted value) of the amounts that would be payable over the longer of the following periods;
     (a) the director's life expectancy or (b) years of service as a Martin Marietta Board member. In determining present value, an after-tax discount rate will be used. The Plan was also recently amended to provide that (i) non-continuous service will be aggregated for the purpose of satisfying the service requirement and (ii) outside directors who were not nominated to the Lockheed Martin Board will also receive board and committee fees that would have been paid had the director continued to serve on the Board for the remaining term of election by Martin Marietta's stockholders. Directors who have been nominated to the Lockheed Martin Board will receive a lump sum payment based on the plan provisions prior to these amendments.

          In view of the intended operation of the plan in the absence of a change in control, the Martin Marietta Board determined to value the benefit for directors eligible to receive a lifetime benefit on the basis of the cost of an annuity contract issued by an insurance company providing the same annual payments on an after-tax basis over the expected life of the director. The cost of such annuity contracts may differ from the cost of providing lump sum payments; however, the differences in cost are not material.

          The amount payable under the plan to each eligible director is estimated to be as follows: Mr. Alexander, $236,000; Mr. Augustine, $291,000; Mr. Byrne, $572,000; Mr. Clark, $377,000; Mr. Colodny, $243,000;
     Mr. Everett, $465,000; Mr. Hennessy, $357,000; Mr. Hurtt, $243,000; Mr.
     Laird, $427,000; Mr. Murray, $162,000; General Vessey, $428,000; and Mr.
     Young, $190,000.

          The Directors Charitable Award Plan provided that in the event of the death of an incumbent director, Martin Marietta would make donations to charities or other eligible tax-exempt organizations previously recommended by the director in an aggregate amount of $1 million. Directors were vested under this plan if (a) they had served for at least five years on the Martin Marietta Board or (b) their service on the Martin Marietta Board was terminated due to death, disability or retirement. Under the terms of the plan, upon consummation of the Combination, incumbent directors with fewer than five years of service on the Board (Mrs. King and Messrs. Alexander, Bennett, Hood, Macklin, Murphy and Murray), became vested under this plan. This plan did not result in any economic benefit to directors.

          The Audit and Ethics Committee was composed of directors who were not employees of the Corporation. Its powers related to accounting and auditing matters. The Committee recommended the selection and monitored the independence of independent auditors for the Corporation, reviewed the scope and timing of their work, reviewed with the Corporation's management and independent auditors the financial accounting and reporting principles used by the Corporation, as well as the policies and procedures concerning audits and accounting and financial controls and any recommendations to improve existing practices. It reviewed the results of the independent audit as well as the activities of the corporate internal audit staff. In addition, the Committee monitored compliance with the Corporation's Code of Ethics and Standards of Conduct, reviewed and resolved all matters of concern presented to it by the Corporate Ethics Office, and reviewed and monitored the adequacy of the Corporation's policies and procedures, as well as the organizational structure, for ensuring general compliance with laws and regulations including environmental laws and regulations and the policies and procedures relating thereto; it reviewed with the Corporation's management significant litigation and regulatory proceedings in which the Corporation was involved and reviewed the accounting and financial reporting issues, including the adequacy of disclosure for all environmental matters. The Audit and Ethics Committee met three times during 1994.

          The Compensation Committee was composed of directors who were not employees of the Corporation. The Committee reviewed the compensation policy and established standards of compensation for the Corporation. The Committee recommended compensation to be paid to elected officers and approved the compensation for all employees, other than elected officers, who received a salary of $200,000 or more per year. The Committee approved employee benefits provided by all special compensation plans, including pension, insurance, and health plans; and it also served as the Stock Option Committee. The Compensation Committee met seven times during 1994.

          The Executive Committee had the authority to exercise, during the intervals between the meetings of the Board of Directors, any of the powers vested in the full Board subject to applicable law. The Executive Committee did not meet during 1994.

          The Finance Committee was authorized to exercise, during the intervals between the meetings of the Board of Directors, the powers of the Board in the financial affairs of the Corporation, including responsibilities related to borrowing arrangements and the investment of the Corporation's available cash resources. It reviewed changes in the capital structure of the Corporation and the proposed capital expenditure and contributions budgets. It reviewed the financial impact of the implementation of employee benefit plans and reviewed those plans to ensure that they are operated in accordance with existing legal requirements and sound financial principles. The Finance Committee met two times during 1994.

          The Nominating Committee was composed of directors who were not employees of the Corporation. It made recommendations to the Board concerning the composition and compensation of the Board, including its size and the qualifications for membership. It also recommended nominees to fill vacancies or new positions on the Board and the Board's nominees for election by the stockholders at the annual meeting of stockholders. The Nominating Committee met five times during 1994.

          During 1994, all incumbent directors attended at least 75 percent of Board and Committee meetings. Average attendance at all Board and Committee meetings was 95 percent.

     Executive Officers Of The Registrant

          The executive officers of Martin Marietta Corporation for the fiscal year 1994 and 1995 through the date of the Combination are listed below. There were no family relationships among any of the executive officers and directors of the Corporation. All officers served at the pleasure of the Board of Directors.

                                                              Principal
                                 Positions and             Occupation and
                                  Offices Held                Business
           Name                 with Corporation             Experience*
     (Age at 3/30/95)            (Year Elected)           (Past Five Years)
     ----------------           ----------------          -----------------
Norman R. Augustine (59)     Chairman of the Board
                             (1988), Chief
                             Executive Officer
                             (1987) and Director
                             (1986)

A. Thomas Young (56)         President and Chief          Executive Vice
                             Operating Officer            President, 1989
                             (1990) and Director
                             (1989)

Marcus C. Bennett (59)       Corporate Vice
                             President (1984),
                             Chief Financial
                             Officer (1988), and
                             Director (1993)

Peter A. Bracken (53)        Corporate Vice            President, Martin
                             President (1992) and      Marietta Electronics,
                             President, Information    Information & Missiles,
                             Group (1993)              1992-1993; Vice
                                                       President, Technical
                                                       Operations for
                                                       Information Systems,
                                                       1986-1992

Michael F. Camardo (53)      Corporate Vice            President, GE
                             President (1993) and      Government Services,
                             President, Services       Inc., 1990-1993;
                             Group (1993)              President, GE
                                                       Government Services,
                                                       1988-1990

Thomas A. Corcoran (50)      Corporate Vice            Vice President and
                             President (1993) and      General Manager,
                             President, Electronics    General Electric
                             Group (1993)              Company, 1990-1993;
                                                       General Manager, GE
                                                       Government
                                                       Communications, 1988-
                                                       1990

Philip J. Duke (49)          Corporate Vice            Vice President,
                             President - Finance       Finance, Martin
                             (1994)                    Marietta Electronics,
                                                       1993-1994; Vice
                                                       President, Business
                                                       Operations, 1987-1993

Clyde C. Hopkins (65)        Corporate Vice            President, Martin
                             President (1991) and      Marietta Energy
                             President, Energy         Systems, Inc. 1988-1993
                             Group (1993)

Bobby F. Leonard (62)        Corporate Vice
                             President, Human
                             Resources (1981)

Janet L. McGregor (41)       Treasurer (1992)          Deputy Treasurer, 1991-
                                                       1992; Assistant
                                                       Treasurer, 1984-1991

Frank H. Menaker, Jr. (54)   Corporate Vice
                             President (1982) and
                             General Counsel (1981)

Peter B. Teets (53)          Corporate Vice            President, Martin
                             President (1985) and      Marietta Astronautics
                             President, Space Group    Group, 1987-1993
                             (1993)

Stephen P. Zelnak, Jr. (50)  President and Chief       Corporate Vice
                             Executive Officer,        President, 1989-1994,
                             Martin Marietta           President, Materials
                             Materials, Inc. (1994)    Group, 1993-1994

     ITEM 11.  EXECUTIVE COMPENSATION

          As a result of the Combination, the Corporation became a wholly owned subsidiary of Lockheed Martin Corporation. Upon consummation of the Combination each outstanding share of Martin Marietta Common Stock was converted into the right to receive one share of Lockheed Martin Corporation Common Stock. Consequently, references to what were historically the securities of Martin Marietta Corporation, now refer to the securities of Lockheed Martin Corporation.

                           SUMMARY COMPENSATION TABLE


                                                                                        Long Term Compensation/(1)/
                                                      Annual Compensation                            Awards
                                            -----------------------------------------  ---------------------------
                                                                                                         Number
                                                                                       Restricted     of Securities
           Name and                                                   Other Annual       Stock(3)       Underlying      All Other
     Principal Position            Year      Salary       Bonus     Compensation/(2)/  Awards /(4)/  Options/SARs  Compensation/(5)/
     ------------------            ---       ------       -----     -----------------  ------------  ------------  -----------------
Norman R. Augustine               1994     $930,000       $900,000           $ 35,577           ---       100,000            $ 6,260
Chairman & Chief                  1993      830,000        800,000             20,544     1,152,000       100,000              2,275
Executive Officer                 1992      796,923        575,000             30,900           ---        60,000              1,750

A. Thomas Young                   1994      610,000        575,000             19,849           ---        60,000             11,941
President & Chief                 1993      535,000        500,000             32,620       864,000        60,000             10,087
Operating Officer                 1992      501,731        375,000            131,193           ---        35,000              1,750

Peter B. Teets                    1994      424,231        300,000             11,333           ---        30,000              5,250
Vice President                    1993      391,827        250,000            278,410       432,000        20,000              4,859
                                  1992      357,116        200,000             12,372           ---        15,000              1,750

Marcus C. Bennett                 1994      410,000        300,000              9,839           ---        28,000             11,334
Vice President &                  1993      370,000        250,000             10,116       432,000        18,000              9,321
Chief Financial
 Officer                          1992      351,923        190,000             13,422           ---        13,500              1,750

Thomas A. Corcoran/(6)/
Vice President                    1994      346,336        240,000            281,939           ---        30,000              5,250
                                  1993      220,833        200,000             88,070       526,500        20,000              3,288
                                  1992          ---            ---                ---           ---           ---                ---

     (1) There were no payouts under the Corporation's long-term incentive plans (Martin Marietta Corporation Long Term Performance Incentive Compensation Plan and Amended and Restated Martin Marietta Corporation Long Term Performance Incentive Compensation Plan) during 1994, 1993 or 1992 to the named executives. During the first quarter of 1995, all outstanding awards under these plans will be paid out in accordance with the terms of the plans. Certain of these payments were accelerated as a result of the Combination.

     (2) Amounts reported under the column generally represent amounts reimbursed for the payment of taxes and financial counseling fees.
         Some executive officers of the Corporation received certain personal benefits from the Corporation. The cost of the personal benefits furnished to each executive officer, with the exception of Mr. Corcoran in 1994 and 1993, Mr. Teets in 1993 and Mr. Young in 1992, did not exceed the lesser of $50,000 or 10 percent of the total annual salary and bonus of that executive officer as reported in the above table. Consistent with the Corporation's policies and procedures, the amounts reported for Mr. Corcoran in 1994 and 1993 include payments of $141,044 and $86,468, respectively, for relocation. In addition, the amount reported for Mr. Teets in 1993 includes payments of $245,187 for relocation. On occasion, the Corporation determines that it is in its best interest to pay membership fees, dues, and other expenses related to employee participation in professional and social organizations. Determinations are made on a case-by-case basis rather than pursuant to a formal program or plan. The amount reported for Mr. Young in 1992 includes a one-time membership fee of $50,000.

     (3) Dividends were paid on restricted stock at the same rate as paid to all stockholders. The market close on December 31, 1994 is the basis for the following dollar values. On December 31, 1994, Mr. Augustine held a total of 47,000 restricted shares having a then current value of $2,085,625; of those shares, 32,000 shares having a value of $1,420,000 vested at the consummation of the Combination. Mr. Young held a total of 36,000 restricted shares having a then current value of $1,597,500; of those shares, 24,000 shares having a value of $1,065,000 vested at the consummation of the Combination. Mr. Teets held a total of 18,000 restricted shares having a then current value of $798,750; of those shares, 12,000 shares having a value of $532,500 vested at the consummation of the Combination. Mr. Bennett held a total of 17,000 shares having a then current value of $754,375; of those shares 12,000 shares having a value of $532,500 vested at the consummation of the Combination. Mr. Corcoran held a total of 12,000 shares having a then current value of $532,500. All 12,000 shares having a value of $532,500 vested at the consummation of the Combination. Of the 129,000 restricted shares awarded in 1991, 58,000 shares remain subject to the terms and conditions of the governing plan documents; 13,000 shares have been forfeited. Assuming no other forfeitures occur with respect to 1991 awards, restrictions on the remaining 58,000 shares will lapse on July 25, 1996. In 1994, restricted stock totalling 5,000 shares was awarded; restrictions on all 5,000 shares lapsed at the consummation of the Combination.

     (4) Messrs. Augustine, Young, Teets, and Bennett, each of whom was an executive officer of Martin Marietta and is an executive officer of Lockheed Martin, borrowed $341,066, $273,971, $102,373, and $114,155, respectively, from the Corporation in 1994. The loans were used to satisfy personal income tax obligations associated with the vesting of restricted stock previously granted to these individuals by the Corporation. The plan under which such restricted stock was granted envisions that recipients may satisfy such tax obligations by instructing the Corporation to withhold the appropriate number of shares from the certificate delivered to the recipient when the restricted stock vests. In this instance, as a result of possible restrictions on sales by the Corporation's executive officers resulting from the then proposed Combination and later potentially imposed by
         Section 16 of the Securities Exchange Act of 1934 and rules relating to accounting for the Combination as a pooling of interests, counsel for the Corporation recommended that its executive officers not utilize this tax withholding feature. As the restrictions on sales resulted from the Corporation's actions in effecting the proposed Combination, which is in the best interest of the Corporation, the Corporation offered short-term loans to such persons to enable them to satisfy their income tax obligations. The loans and their terms were approved by disinterested members of the Corporation's Board of Directions. No interest will be paid on the loans. All loans must be paid within five
         (5) days following demand by the Corporation.

     (5) Amounts reported under All Other Compensation primarily represent the Corporation's matching contributions to the Martin Marietta Corporation Performance Sharing Plan and payments of director life insurance premiums where applicable.

     (6) Mr. Corcoran became an employee of the Corporation on April 2, 1993.

                   OPTION/SAR GRANTS IN LAST FISCAL YEAR/(1)/


      Shown below is information on grants of options on Common Stock awarded pursuant to the Martin Marietta Corporation Amended Omnibus Securities Award Plan ("Amended Omnibus Plan")/(2)/ to the named executives.

                                                                               Potential Realizable
                                                                                 Value at Assumed
                                                                               Annual Rates of Stock
                                                                               Price Appreciation For
                             Individual Grants                                  Option Term   /(1)/
- -----------------------------------------------------------------              ---------------------
                         Number of     % of Total
                         Securities   Options/SARs
                         Underlying    Granted to    Exercise or
                         Options/SARs  Employees     Base Price  Expiration
Name                       Granted      in 1994      Per Share      Date         5%          10%
- ----                    ------------  -----------   ----------   ----------      --          ---
Norman R. Augustine        100,000       7.4%        $44.875      7/27/04   $2,822,165   $7,151,919

A. Thomas Young             60,000       4.4%         44.875      7/27/04    1,693,299    4,291,152

Peter B. Teets              30,000       2.2%         44.875      7/27/04      846,649    2,145,576

Marcus C. Bennett           28,000       2.1%         44.875      7/27/04      790,206    2,002,537

Thomas A. Corcoran          30,000       2.2%         44.875      7/27/04      846,649    2,145,576

(1) No SARs were granted in the last fiscal year.

(2) Awards were granted at the discretion of a disinterested committee, the Compensation Committee, of the Board of Directors upon the recommendation of management and were awarded based on past performance or as incentive for future performance. Each award under this Plan was evidenced by an award agreement setting forth the number and type of stock-based awards subject to the terms and conditions applicable to the award as determined by the Compensation Committee. Under the 1994 award agreements issued pursuant to the Amended Omnibus Plan, options vest and become exercisable in three approximately equal increments in multiples of 100 shares on the first, second, and third anniversary dates of the grant. Options awarded in 1994 expire three months following termination of employment, except in instances following death, disability or retirement. In the event of death, all outstanding options vest immediately and will expire one year following the date of death. In instances of disability or normal retirement, and in many cases of early retirement, the award agreement states that the terms of all outstanding options will be unaffected by such retirement or disability.

(3) The dollar amounts set forth in these columns are the result of calculations at the 5 percent and 10 percent rates set by the Securities and Exchange Commission and, therefore, are not intended to forecast possible future appreciation, if any, of the Corporation's Common Stock price.

              AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                    AND FISCAL YEAR-END OPTION/SAR VALUES(1)


        Shown below is information relating to the exercise of options on Common Stock and stock appreciation rights (SARs) during the last completed fiscal year and the fiscal year-end value of unexercised options of Common Stock and SARs for the named executives.

                                                        Number of Securities
                                                       Underlying Unexercised       Value of Unexercised In-the-Money
                                                   Options/SARs at Fiscal Year End   Options/SARs at Fiscal Year End
                                                   -------------------------------  ---------------------------------
                         Shares
                        Acquired        Value
        Name           on Exercise  Realized/(2)/  Exercisable  Unexercisable/(3)/  Exercisable   Unexercisable/(3)/
        ----           -----------  -------------  -----------  ------------------  ------------  -------------------
Norman R. Augustine              0     $        0      280,000             206,800    $4,412,532           $1,012,200

A. Thomas Young             57,800      1,098,315       58,200             123,400       724,006              595,825

Peter B. Teets              20,800        428,946       20,600              53,400       268,915              239,850

Marcus C. Bennett           17,000        365,996       22,200              49,000       295,443              215,625

Thomas A. Corcoran               0              0        6,600              43,400        26,400               53,600

(1)  Includes shares that vested upon consummation of the Combination.

(2)  Includes value realized from exercise of options of Common Stock and SARs.

(3) Of the shares shown as unexercisable as of December 31, 1994, the following amounts vested and became exercisable as a result of the Combination: Mr. Augustine, 106,800 shares valued at $1,012,200; Mr. Young, 63,400 shares valued at $595,825; Mr. Teets, 23,400 shares valued at $239,850; Mr. Bennett, 21,000 shares valued at $215,625; and Mr. Corcoran, 13,400 shares valued at $53,600. Prior to the Combination, Mr. Augustine informed Martin Marietta's Board of Directors that he intends to voluntarily refrain from exercising options pertaining to 106,800 shares which vested on an accelerated basis as a result of the Combination.

             LONG-TERM INCENTIVE PLANS - AWARDS IN LAST FISCAL YEAR

     The following table sets forth the awards under the Amended and Restated Martin Marietta Corporation Long Term Performance Incentive Compensation Plan to the named executives.

                                                       Performance                 Estimated Future Payouts
                                 Number of           or Other Period            Under Non-Stock Price-Based Plans
                              Shares, Units or       Until Maturation         -------------------------------------
        Name                 Other Rights/(1)/          Payout/(1)/       Threshold        Target/(2)/        Maximum
        ----                 -----------------       ----------------     ---------        ------             -------
Norman R. Augustine               100,000               12/31/96             N/A              N/A               N/A

A. Thomas Young                    60,000               12/31/96             N/A              N/A               N/A

Peter B. Teets                     30,000               12/31/96             N/A              N/A               N/A

Marcus C. Bennett                  28,000               12/31/96             N/A              N/A               N/A

Thomas A. Corcoran                 30,000               12/31/96             N/A              N/A               N/A

(1) If the Combination had not occurred, each of the awards made under the Amended and Restated Martin Marietta Corporation Long Term Performance Incentive Compensation Plan ("Plan") would have vested on December 31, 1996. Vested units would have been exchanged for an amount of cash calculated under a formula which requires that a base amount (established by the Compensation Committee at the time of grant) be subtracted from earnings per share for the year ending December 31, 1996 and the resulting difference, if a positive number, be multiplied by a factor (also established by the Compensation Committee at the time of grant). The resulting value would then have been multiplied by the number of units held to establish the cash payout. The Plan provides that in the event of a change in control the cash payout for each unit is determined by the Compensation committee. The Committee determined that as a result of the Combination with Lockheed, the value of units awarded in 1994 would be based on an estimate of 1996 EPS, discounted to March 1995. It is estimated that this will result in each unit awarded in 1994 being valued at $7.71.

(2) As a result of the consummation of the Combination, no further performance units will be awarded under the Amended and Restated Long Term Incentive Compensation Plan. In addition, since all outstanding units awarded under the plan vested in their entirety and became payable upon consummation of the Combination, no awards will be deemed to be outstanding for purposes of the Reorganization Agreement.

        The Corporation has two additional plans which covered executives who occupied key positions: the Deferred Compensation and Estate Supplement Plan and the Post-Retirement Death Benefit Plan for Senior Executives. Under the Deferred Compensation and Estate Supplement Plan, officers and senior executive personnel were eligible to receive a benefit after retirement. Benefit levels were determined by a schedule approved by the Martin Marietta Board and depended on the position of the executive and years of plan participation. Each participant received a percentage of the total scheduled benefit payable based on age at retirement, payable over ten years commencing at retirement (or, to a participant's estate, if a participant died while an active employee). Upon consummation of the Combination, benefits under the plan became payable in an amount equal to the present value of the earned benefit determined as follows: (a) the total scheduled benefit was discounted to present value and, (b) each participant was, on the date of the Combination, entitled to receive a percent (determined by the number of full years up to ten years, rounded up to the nearest whole year, of plan participation, and ranging from 20% to 100%) of the amount determined by such present value calculation. As a result of the Combination, benefits paid under the plan to approximately 20 employee participants would be approximately $8,200,000, including the following amounts payable to executive officers: Mr. Augustine, $1,064,000; Mr. Young, $801,000; Mr. Teets, $561,000; Mr. Bennett, $728,000; and Mr. Corcoran, $0 and other executive officers, $1,704,000.

        The Post-Retirement Death Benefit Plan was a death benefit program for senior executives who hold specific positions approved for participation by the Board of Directors. The plan provided death benefit coverage commencing immediately upon retirement in amounts ranging from 15 percent (upon retirement at age 55) to 150 percent (upon retirement at or after age
     64) of final annualized salary, depending upon the age of the participant at retirement. Benefits were grossed up for income tax purposes. This plan has been discontinued as a result of the Combination. In lieu thereof, a death benefit will be paid calculated based on the applicable percentage (determined by age at retirement) and annualized salary at the time of consummation of the Combination. If each participant could retire on March 1, 1995 and the applicable percentage is assumed to be 100% for each participant (which is assumed solely for purposes of this calculation), the death benefits payable to such persons would be approximately $6,400,000 in the aggregate.

        Under the Martin Marietta Corporation Deferred Compensation Plan for Selected Officers, benefits paid as a result of the Combination under the Martin Marietta Corporation Amended and Restated Long Term Performance Incentive Compensation Plan and the Deferred Compensation and Estate Supplement Plan will be deferred for any individual who may be one of the five most highly compensated executive officers of Lockheed Martin Corporation. Amounts deferred (plus interest credited at a daily rate equivalent to the Federal long-term rate) will be paid in a single sum as of February 1 following the year in which the individual ceases to be an officer of Lockheed Martin Corporation, or if earlier, the year in which the amount could be deducted for federal income tax purposes.

        The Martin Marietta Corporation Performance Sharing Plan ("Performance Plan") generally covers all full-time salaried employees of the Corporation with the exception of certain employees working at facilities operated by the Corporation for the Department of Energy who participate in separate 401(k) plans. The Performance Plan permits eligible employees to make regular savings through systematic payroll deductions. For the year ended December 31, 1994, participants could contribute up to 17 percent of their current base salary subject to the limitations imposed by the Internal Revenue Code and direct the investment of such contributions into an Indexed Equity Fund, a Fixed Income Fund, a fund which consisted of the Corporation's Common Stock and is now comprised of Lockheed Martin Common Stock, an Intermediate-Term Investment Grade Bond Fund, and a Long-Term Investment Grade Bond Fund. Executive officers of the Corporation were limited in 1994 to directing the investment of contributions among the Indexed Equity Fund, the Fixed Income Fund, the Intermediate-Term Investment Grade Bond Fund, and the Long-Term Investment Grade Bond Fund. Effective April 3, 1995, five publicly traded mutual funds will be made available to all participants as investment options. In addition, the Corporation makes a matching contribution to the participant's account equal to 50% of up to the first 7 percent of the compensation contributed by the participant subject to limitations imposed by the Internal Revenue Code. Performance Plan contributions are 100 percent vested.

        Full distributions under the Performance Plan are generally made upon the termination, layoff, retirement, disability or death of the participant. Distributions of account balances invested in Martin Marietta Corporation Common Stock (or Lockheed Martin Common Stock after the Combination) are automatically distributed in kind unless a recipient requests otherwise.

        Set forth below is a pension plan table which shows the estimated annual benefits payable upon retirement for specified earnings and years of service under the Martin Marietta Retirement Income Plan for Salaried Employees ("Plan"), which is the basic plan covering the named executive officers of the Corporation on a non-contributing basis.


                            PENSION PLAN TABLE/(1)/

    Final                      Years of Service
   Average      --------------------------------------------------------
  Earnings
  --------        15/(2)/    20/(3)/    25/(3)/      30/(3)/     40/(3)/
$  100,000     $  21,198  $  41,720  $   46,935  $   52,150  $   57,757
   150,000        32,448     63,720      71,685      79,650      88,007
   200,000        43,698     85,720      96,435     107,150     118,257
   300,000        66,198    129,720     145,935     162,150     178,757
   400,000        88,698    173,720     195,435     217,150     239,257
   500,000       111,198    217,720     244,935     272,150     299,757
   600,000       133,698    261,720     294,435     327,150     360,257
   700,000       156,198    305,720     343,935     382,150     420,757
   800,000       178,698    349,720     393,435     437,150     481,257
   900,000       201,198    393,720     442,935     492,150     541,757
 1,000,000       223,698    437,720     492,435     547,150     602,257
 1,200,000       268,698    525,720     591,435     657,150     723,257


 1,400,000       313,698    613,720     690,435     767,150     844,257
 1,600,000       358,698    701,720     789,435     877,150     965,257
 1,800,000       403,698    789,720     888,435     987,150   1,086,257
 2,000,000       448,698    877,720     987,435   1,097,150   1,207,257
 2,200,000       493,698    956,720   1,086,435   1,207,150   1,328,257


 (1) Calculated based on a formula in effect on January 1, 1995.
 (2) Calculated under the Post-ERISA formula.
 (3) Calculated under the Pre-ERISA formula.

       Compensation covered by the Plan generally includes, but is not limited to, base salary, bonuses (executive incentive compensation awards), and overtime. The normal retirement age under the Plan is 65; however, unreduced early retirement benefits are available at age 60 (age 62 prior to 1995) and reduced benefits are available as early as age 55. The calculation of retirement benefits under the Plan is generally based upon an annual accrual rate, average compensation for the highest three years (five years prior to 1995) of the ten years preceding retirement, and the number of years of service. Maximum benefits payable under this Plan are subject to the current Internal Revenue Code limitations. The amounts listed in this table are not subject to any deduction for Social Security benefits or other offset amounts.

       When the Plan was amended to comply with the Employee Retirement Income Security Act of 1974, as amended ("ERISA"), a modified version of the existing benefit accrual formula was preserved for certain employees who were participants in the Plan prior to October 1, 1975 ("Pre-ERISA
 Formula"). Employees who became participants after that date accrue benefits under a different formula ("Post-ERISA Formula"). In January
 1991, the Plan was amended to provide that future accruals for all highly compensated employees would be based on the Post-ERISA Formula. If as a result of the amendment, an employee receives less from the Plan than would have been otherwise received under the Pre-ERISA Formula, the Corporation intends to make up the difference out of general corporate assets.

       As of December 31, 1994, the estimated annual benefits payable upon retirement at age 65 for the individuals named in the compensation table, based on continued employment at current compensation, are as follows: Mr. Augustine, $874,045; Mr. Young, $533,977; Mr. Teets, $487,038; Mr. Bennett,
$448,160; Mr. Corcoran, $367,448. These amounts include benefits payable under the Corporation's Supplemental Excess Retirement Plan. The years of credited service as of December 31, 1994, for Messrs. Augustine, Young, Teets, Bennett, and Corcoran were 18 years, 12.8 years, 32.1 years, 36 years, and 27.5 years, respectively.

       Sections 401(a)(17) and 415(d) of the Internal Revenue Code of 1986, as amended, limit the annual benefits which may be paid under the Plan. As permitted by ERISA, the Corporation maintains the Supplemental Excess Retirement Plan which provides for the payment of benefits in excess of those limits and payment of amounts equalizing the differences in the accrual method for those certain employees who were not participants in the Plan prior to October 1, 1975.

       The Corporation has entered into employment agreements with certain of its officers, including the named executive officers, in order to provide continuity of management in the event of a change of control. Under these agreements, following a change of control, which was deemed to have occurred as a result of the Combination, an officer may, for good cause (as that term is defined in the various agreements) and within two years after the effective date of the Combination and within six months after the date on which circumstances constituting good cause exist, give notice that he or she elects to terminate employment under the agreement. Upon receipt of such notice, or upon involuntary termination by Martin Marietta, the agreements require Martin Marietta to pay the officer an amount equal to three times his or her average annual taxable compensation for the preceding five years, less one dollar, as well as any other compensation or benefits due and any amount necessary to compensate the officer for any excise tax imposed with respect to payments made under the agreement or any other agreement between the officer and Martin
Marietta. Mr. Augustine has voluntarily waived his rights under his employment agreement as it relates to the Combination.

       The Corporation also assumed employment agreements for certain individuals who transferred from GE. Those agreements generally provide for a two year term of employment at the same (or greater) annual base salary and bonus as the executive was receiving prior to the transfer of employment. In the event the executive is still an employee of the Corporation on April 2, 1995, a bonus is to be paid to the executive equal to the amount of his or her then base salary and annual bonus. In the event the executive is terminated prior to April 2, 1996, the agreement states the executive will be offered a position by GE comparable in position, level, and compensation to the position he or she held prior to the transfer, or if GE is unable to provide such a position, GE will pay the executive a sum equal to his then current base salary and annual bonus.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          As a result of the Combination, the Corporation became a wholly owned subsidiary of Lockheed Martin Corporation. Upon consummation of the Combination each outstanding share of Martin Marietta Common Stock was converted into the right to receive one share of Lockheed Martin
Corporation Common Stock. Consequently, references to what were historically the securities of Martin Marietta Corporation, now refer to the securities of Lockheed Martin Corporation.

Securities Owned by Management

        The following table shows the number of shares of Common Stock beneficially owned by each of the directors, the Chief Executive Officer, and the four most highly compensated executive officers and by all directors and executive officers as a group on December 31, 1994. The number of shares shown for each director and each of the named executive officers represented less than 1 percent of the shares of Common Stock outstanding. The number of shares shown for all executive officers and directors as a group represented 1.3 percent of the Common Stock of Martin Marietta outstanding.

Individuals have sole voting and investment power over the stock unless otherwise indicated in the footnotes.

Name of Individual or                                      Amount and Nature of
Identity of Group                                          Beneficial Ownership
- -----------------                                          --------------------
Lamar Alexander...........................................        100
Norman R. Augustine.......................................    429,380 /(1)(8)/
Marcus C. Bennett.........................................     67,529 /(2)(8)/
John J. Byrne.............................................      6,750
A. James Clark............................................     21,612
Edwin I. Colodny..........................................      2,000
Thomas A. Corcoran........................................     32,000 /(3)/
James L. Everett, III.....................................      6,750 /(4)/
Edward L. Hennessy, Jr....................................      2,224
Edward E. Hood, Jr........................................      2,000
Caleb B. Hurtt............................................      4,336
Gwendolyn S. King.........................................        200
Melvin R. Laird...........................................     69,100 /(5)/
Gordon S. Macklin.........................................      2,000
Eugene F. Murphy..........................................        200
Allen E. Murray...........................................      3,000
Peter B. Teets............................................     74,833 /(6)(8)/
John W. Vessey, Jr........................................        400
A. Thomas Young...........................................    181,829 /(7)(8)/
     All executive officers and directors as a group (26
     individuals including those named above).............  1,202,315 /(8)(9)/

(1) Includes 47,000 shares awarded to Mr. Augustine under the Corporation's restricted stock award plans. Of these shares, 15,000 shares will remain subject to the terms and conditions described in the governing plan documents. The remaining 32,000 shares vested upon the closing of the Combination. Also includes 326,800 shares which are subject to presently exercisable options. Prior to the closing of the Combination, Mr. Augustine informed Martin Marietta's Board of Directors that he intends to voluntarily refrain from exercising options pertaining to 106,800 shares which vested on an accelerated basis as a result of the Combination prior to the date the options would have been exercisable had the Combination not been consummated.

(2) Includes 17,000 shares awarded to Mr. Bennett under the Corporation's restricted stock award plans. Of these shares, 5,000 shares will remain subject to the terms and conditions described in the governing plan documents. The remaining 12,000 shares vested upon closing of the Combination. Also includes 40,800 shares which are subject to presently exercisable options.

(3) Includes 12,000 shares awarded to Mr. Corcoran under the Corporation's restricted stock award plans which vested upon closing of the Combination. Also includes 20,000 shares which are subject to presently exercisable options.

(4) Shared voting and investment power.

(5) Includes approximately 66,100 shares held by Metropolitan Life Insurance Company and its subsidiaries. Mr. Laird specifically disclaims ownership of these shares.

(6) Includes 18,000 shares awarded to Mr. Teets under the Corporation's restricted stock award plans. Of these shares, 6,000 shares will remain subject to the terms and conditions described in the governing plan documents. The remaining 12,000 shares vested upon closing of the Combination. Also includes 42,000 shares which are subject to presently exercisable options.

(7) Includes 36,000 shares awarded to Mr. Young under the Corporation's restricted stock award plans. Of these shares, 12,000 shares will remain subject to the terms and conditions described in the governing plan documents. The remaining 24,000 shares vested upon closing of the Combination. Also includes 114,200 shares which are subject to presently exercisable options.

(8) From 1989 through 1992, and for a portion of 1993, the Corporation made matching contributions to participants' accounts in the Martin Marietta Corporation Performance Sharing Plan in Common Stock. Where appropriate, the shares shown include an approximation of the number of shares in the participant's account as of December 31, 1994. Executive officers do not have investment power over these shares.

(9) Includes 792,100 shares of Common Stock which are subject to presently exercisable options and 41,500 shares awarded under the Corporation's restricted stock award plans which are subject to the terms and conditions described in the governing plan documents.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          Pursuant to the terms of the Standstill Agreement entered into by the Corporation and General Electric Company ("GE") as part of the transaction in which the Aerospace businesses of GE and the businesses of the Corporation were combined (the "GE Transaction"), until the consummation of the Combination, GE was entitled to representation upon Martin Marietta's Board of Directors. See "General" page 1 through page 2. Messrs. Edward E. Hood, Jr., retired Vice Chairman and a former director of GE, and Eugene F. Murphy, President and Chief Executive Officer of GE Aircraft Engines, served as GE's representatives on Martin Marietta's Board of Directors.

          As part of the Combination, Martin Marietta, Lockheed and GE entered into an agreement, described in detail in the Registration Statement on Form S-4 of Lockheed Martin Corporation (Reg. No. 33-57645), which, among other things, modified the Standstill Agreement to anticipate the fact that, in the Combination the Martin Marietta Series A Preferred Stock held by GE would be converted to Lockheed Martin Series A Preferred Stock. The Standstill Agreement was also modified so as to make it applicable to the ongoing relationship between GE and Lockheed Martin in generally the same manner as it had been applicable to the relationship between GE and the Corporation. Consequently, GE is entitled to representation on the Lockheed Martin Board of Directors and Messrs. Hood and Murphy currently serve on the Lockheed Martin Board of Directors in this capacity. The Standstill Agreement resulted from arm's-length negotiations between the Corporation and GE.

          A portion of the consideration received by GE in the GE Transaction consisted of 20 million shares of Martin Marietta's

     Series A Preferred Stock, par value $1.00 per share, which, until the consummation of the Combination, was convertible into Martin Marietta Common Stock and which, if converted, would have represented approximately 23% of the shares of Common Stock outstanding after giving effect to such conversion. In the Combination each outstanding share of Martin Marietta Series A Preferred Stock, all of which were held by GE, was converted into the right to receive one share of Lockheed Martin Series A Preferred Stock. The terms of the Lockheed Martin Series A Preferred Stock are substantially the same as those of the Martin Marietta Series A Preferred Stock. The Lockheed Martin Series A Preferred Stock is convertible into shares of Lockheed Martin Common Stock and, if converted, would represent approximately 13% of the Lockheed Martin Common Stock outstanding after giving effect to the conversion.

          Further, there are existing business relationships between the Corporation and GE. These relationships are the product of arm's-length negotiations between the corporations.

          John J. Byrne, a director of Martin Marietta since 1978, is the Chief Executive Officer of Fund American Enterprises, Inc. (Fund American). Hanover Advisors, Inc., formerly a wholly-owned subsidiary of Fund American, served as an investment manager for the Corporation's Master Retirement Trust through August 1994. Pursuant to the arrangement, Hanover Advisors receives management fees from the Corporation which aggregated approximately $517,000 in 1994. These engagements resulted from arm's-length negotiations in which Mr. Byrne played no part. Mr. Byrne is not serving as a director of Lockheed Martin.

          Messrs. Richard G. Adamson, Marcus C. Bennett, Bobby F. Leonard and Frank H. Menaker, Jr., serve as Directors (Mr. Bennett as Chairman) of Martin Marietta Materials, Inc. See "Materials Group" on page 10 through page 12. Following the consummation of the Combination, these individuals continue to serve as directors (Mr. Bennett as Chairman) of Materials. During 1994, Mr. Adamson was an Executive Officer of Martin Marietta, Messrs. Bennett, Leonard and Menaker were Executive Officers of Martin Marietta during 1994 and continued in this capacity until the consummation of the Combination. Upon consummation of the Combination, Messrs. Bennett and Menaker became Executive Officers of Lockheed Martin.

          Messrs. Norman R. Augustine, Marcus C. Bennett, Peter B. Teets and A. Thomas Young, each of whom was, until the consummation of the Combination, an Executive Officer of Martin Marietta, and each of whom became, upon consummation of the Combination, an Executive Officer of Lockheed Martin borrowed $341,066, $114,155, $102,373 and $273,971, respectively, from the
     Corporation in 1994. The loans were used to satisfy personal income tax obligations associated with the vesting of restricted stock previously granted to these individuals by the Corporation. The plan under which such restricted stock was granted envisions that recipients may satisfy such tax obligations by instructing the Corporation to withhold the appropriate number of shares from the certificate delivered to the recipient when the restricted stock vests. In this instance, as a result of possible restrictions on sales by the Corporation's Executive Officers imposed by Section 16 of the Securities Exchange Act of 1934, by prohibitions against conducting transactions while in possession of material non public information and by the Corporation's desire that the Combination qualify as a pooling of interests for accounting and financial reporting purposes, in each instance resulting from the Combination, counsel for the Corporation recommended that its Executive Officers not utilize this tax withholding feature. As the restrictions on sale resulted from the Corporation's actions in effecting the Combination which was in the best interest of the Corporation, the Corporation offered short-term loans to such persons to enable them to satisfy their income tax obligations. The loans and their terms were approved by disinterested members of the Corporation's Board of Directors. No interest will be paid on the loans which will be due and payable at such time as counsel for the Corporation advises the Corporation that the possible restrictions on sales referred to above are no longer applicable. See Footnote Number 4 to the Summary Compensation Table included in Item 11 - "Executive Compensation" on page 52.

          Mr. Alexander, a director of the Corporation, is counsel to Baker, Donelson, Bearman and Caldwell, a law firm that provides legal services to the corporation from time to time. Mr. Alexander is not serving as a director of Lockheed Martin. Mr. Colodny, a director of the Corporation, is Of Counsel to Paul, Hastings, Janofsky & Walker, a law firm that provides legal services to the

     Corporation from time to time. Mr. Colodny is serving as a director of Lockheed Martin.

          In addition, certain Executive Officers of Lockheed Martin serve as officers of the Corporation. For additional information relating to the relationship of Martin Marietta Corporation's directors and executive officers to those of Lockheed Martin, please see Items 10 and 11 on page 43 through page 62.

          As a result of the Combination, Martin Marietta is now a wholly owned subsidiary of Lockheed Martin Corporation. The following directors of Martin Marietta are serving as directors of Lockheed Martin: Messrs. Augustine, Bennett, Clark, Colodny, Everett, Hennessy, Hood, Hurtt, Macklin, Murphy, and Murray and Mrs. King. It is anticipated that, following the filing of this Annual Report on Form 10-K, the existing Martin Marietta directors will resign and will be replaced by a Board of Directors consisting of employees of Lockheed Martin or the Corporation.

     PART IV

     ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

          (a)(1)    List of Financial Statements filed as part of the Form 10-K.


                                                                           Page
                                                                           ----

               The following financial statements of Martin Marietta Corporation and consolidated subsidiaries, included in the Current Report on Form 8-K, are incorporated by reference into Item 8 on page 42 of this Annual Report on Form 10-K. Page numbers refer to the Current Report on Form 8-K:

               Consolidated Balance Sheet--
                  December 31, 1994 and 1993                                17

               Consolidated Statement of Earnings--
                  Years ended December 31, 1994, 1993 and 1992              16

               Consolidated Statement of Shareowners' Equity--
                  Years ended December 31, 1994, 1993 and 1992              19

               Consolidated Statement of Cash Flows--
                  Years ended December 31, 1994, 1993 and 1992              18

               Notes to Consolidated Financial Statements--
                  Years ended December 31, 1994, 1993 and 1992            20-36

             (2) List of Financial Statement Schedules filed as part of this Form 10-K.

               All schedules have been omitted because they are not applicable, not required, or the information has been otherwise supplied in the financial statements or notes to the financial statements.

     Ernst & Young LLP

               The report of Martin Marietta's independent auditors with respect to the above-referenced financial statements appears on page 15 of the Current Report on Form 8-K and that report is hereby incorporated by reference in this Form 10-K. The consent of Martin Marietta's independent auditors appears on page 81.

     KPMG Peat Marwick LLP

               The report of the former GE Aerospace businesses' independent auditors with respect to the GE Aerospace businesses' consolidated statements of earnings and cash flows for the year ended December 31, 1992, included in Parent Corporation's Registration Statement on Form S-4 (Registration No. 33-58494), which report is hereby incorporated by reference in this Form 10-K. The consent of the former GE Aerospace businesses' independent auditors appears on page 82.

     Arthur Andersen LLP

               The report of the former General Dynamics Space Systems Group's independent auditors with respect to the General Dynamics Space Systems Group's combined financial statements as of December 31, 1993 and 1992 and for each of the three years in the period ended December 31, 1993, included in Martin Marietta Corporation's Current Report on Form 8-K, dated May 13, 1994, which report is hereby incorporated by reference. The consent of the former General Dynamics, Space Systems Group's independent auditors appears on page 83.

          (b) No reports on Form 8-K were filed during the last quarter of the period covered by this report. During the first quarter of 1995, Martin Marietta Corporation made the following filings on Form 8-K:

               (1) Martin Marietta Corporation Current Report on Form 8-K filed with the Securities and Exchange Commission on February 13, 1995;

               (2) Martin Marietta Corporation Current Report on Form 8-K filed with the Securities and Exchange Commission on February 17, 1995; and

               (3) Martin Marietta Corporation Current Report on Form 8-K filed with the Securities and Exchange Commission on March 15, 1995.

      (c) Exhibits

              (2) Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession.

                      (a) Agreement and Plan of Reorganization dated August 29, 1994, as amended on February 7, 1995 (incorporated by reference to the Corporation's Joint Proxy Statement/Prospectus contained in Lockheed Martin Corporation's Registration Statement on Form S-4 (No. 33-57645) filed with the Commission on February 9, 1995).

              (3)(i)  Articles of Incorporation.

                      (a) Articles of Restatement of Martin Marietta Corporation (formerly Parent Corporation) filed with the State Department of Assessments and Taxation of the State of Maryland on June 30, 1993 (incorporated by reference to Exhibit (c)(3)(i)(a) to the Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1993).

                 (ii) Bylaws

                      (a) Copy of the Bylaws of Parent Corporation (now Martin Marietta Corporation) as amended on January 13, 1993, effective April 2, 1993 (incorporated by reference to Exhibit (c)(3)(ii)(a) to the Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1993).

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

             (10)(iii)*  (a)  Martin Marietta Corporation Directors Deferred
                              Compensation Plan, as amended.

                         (b) Martin Marietta Corporation Post-Retirement Income Maintenance Plan for Directors, as amended.

                         (c) Martin Marietta Corporation Financial Counseling Program for directors, officers, company presidents, and other key employees, as amended (incorporated by reference to Exhibit 10.6 to Lockheed Martin Corporation's Registration Statement on Form S-4 (No. 33-57645) filed with Commission on February 9, 1995).

                         (d) Martin Marietta Corporation Executive Incentive Plan, as amended (incorporated by reference to Exhibit 10.7 to Lockheed Martin Corporation's Registration Statement on Form S-4 (No. 33-57645) filed with Commission on February 9, 1995).

                         (e) Deferred Compensation and Estate Supplement Plan, as amended.

                         (f) Martin Marietta Corporation Post-Retirement Death Benefit Plan for Senior Executives, as amended (incorporated by reference to Exhibit 10.9 to Lockheed Martin Corporation's Registration Statement on Form S-4 (No. 33-57645) filed with Commission on February 9, 1995).

                         (g) Martin Marietta Corporation 1979 Stock Option Plan for Key Employees, as amended (incorporated by reference to Exhibit 10.11 to Lockheed Martin Corporation's Registration Statement on Form S-4 (No. 33-57645) filed with Commission on February 9, 1995).

                         (h) Martin Marietta Corporation 1984 Stock Option Plan for Key Employees, as amended (incorporated by reference to Exhibit 10.12 to Lockheed Martin

                              Corporation's Registration Statement on Form S-4 (No. 33-57645) filed with Commission on February 9, 1995).

                         (i) Martin Marietta Corporation Amended Omnibus Securities Award Plan, as amended March 25, 1993 (incorporated by reference to Exhibit 10.13 to Lockheed Martin Corporation's Registration Statement on Form S-4 (No. 33-57645) filed with Commission on February 9, 1995).

                         (j) Format of the agreements between the Corporation and certain officers to provide for continuity of management in the event of a change in control of the Corporation (incorporated by reference to Exhibit 10.14 to Lockheed Martin Corporation's Registration Statement on Form S-4 (No. 33-57645) filed with Commission on February 9, 1995).

                         (k) Martin Marietta Corporation Supplemental Excess Retirement Plan, as amended (incorporated by reference to Exhibit 10.15 to Lockheed Martin Corporation's Registration Statement on Form S-4 (No. 33-57645) filed with Commission on February 9, 1995).

                         (l) Martin Marietta Corporation Restricted Stock Award Plan, as amended (incorporated by reference to Exhibit 10.16 to Lockheed Martin Corporation's Registration Statement on Form S-4 (No. 33-57645) filed with Commission on February 9, 1995).

                         (m) Martin Marietta Corporation Long Term Performance Incentive Compensation Plan.

                         (n) Amended and Restated Martin Marietta Corporation Long-Term Performance Incentive Compensation Plan.

                         (o) Martin Marietta Corporation Directors' Life Insurance Program (incorporated by reference to Exhibit 10.17 to Lockheed Martin Corporation's Registration Statement on Form S-4 (No. 33-57645) filed with Commission on February 9, 1995).

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

                         (q) Martin Marietta Corporation Executive Special Early Retirement Option and Plant Closing Retirement Option Plan (incorporated by reference to Exhibit 10.18 to Lockheed Martin Corporation's Registration Statement on Form S-4 (No. 33-57645) filed with Commission on February 9, 1995).

                         (r) Martin Marietta Supplementary Pension Plan for Employees of Transferred GE Operations (incorporated by reference to Exhibit 10.19 to Lockheed Martin Corporation's Registration Statement on Form S-4 (No. 33-57645) filed with Commission on February 9, 1995).

                         (s) Form of Employment Agreement between Martin Marietta Corporation and certain officers (incorporated by reference to Exhibit 10.20 to Lockheed Martin Corporation's Registration Statement on Form S-4 (No. 33-57645) filed with the Commission on February 9, 1995).

                       (t) Martin Marietta Corporation Deferred Compensation Plan for Selected Officers (incorporated by reference to Exhibit 10.10 to Lockheed Martin Corporation's Registration Statement on Form S-4 (No. 33-57645) filed with the Commission on February 9, 1995).

               * Exhibit (10)(iii)(a) through Exhibit
               (10)(iii)(o) and Exhibit (10)(iii)(q)
               through Exhibit (10)(iii)(t) constitute
               management contracts or compensatory plans or arrangements required to be filed as an Exhibit to this Form pursuant to Item 14(c) of this Report.

             (11) Computation of net earnings per common share for the years ended December 31, 1994, 1993 and 1992.

             (12) Computation of ratio of earnings to fixed charges for the year ended December 31, 1994.

             (21)             List of Subsidiaries of Martin Marietta
                              Corporation.

             (23)        (a)  Consent of Ernst & Young LLP, Independent Auditors
                              for Martin Marietta Corporation (included in this Form 10-K at page 81).

                         (b) Consent of KPMG Peat Marwick LLP, Independent Auditors for the former GE Aerospace businesses (included in this Form 10-K at page 82).

                         (c) Consent of Arthur Andersen LLP, Independent Auditors for the General Dynamics Space Systems Group (included in this Form 10-K at page 83).

             (24)             Powers of Attorney.

             (27) Financial Statement Schedules (incorporated by reference to Exhibit 27 to the Current Report on Form 8-K).

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

                              (f) Form of Cash Management Agreement between Martin Marietta Materials, Inc. and Technologies (incorporated by reference to
                                    Exhibit 10.08 to

                                    Martin Marietta Materials, Inc.'s
                                    Registration Statement on Form S-1 (Reg. No.
                                    33-72648). Exhibit filed with the SEC on February 2, 1994).

                              (g)   General Dynamics Space Systems Group
                                    Combined Financial Statements for the years ended December 31, 1993, 1992 and 1991.

                              (h) Audited Consolidated Financial Statements of Martin Marietta and Subsidiaries as of December 31, 1994 and 1993 and for the three years in the period ended December 31, 1994.

                              (i)   Quarterly Performance (unaudited)

                              (j)   Five Year Summary

             Other material incorporated by reference:

                    None.

                                   SIGNATURES


          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          MARTIN MARIETTA CORPORATION

     Date:  March 28, 1995                 By:  /s/ FRANK H. MENAKER, JR.
                                                    ---------------------
                                                    Frank H. Menaker, Jr.
                                                    Vice President and
                                                    General Counsel


          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


              Signature          Title                  Date
              ----------------------------------------------

     /s/ Norman R. Augustine     Chairman of the   March 28, 1995
         -------------------     Board, Chief
         Norman R. Augustine*    Executive Officer


     /s/ Marcus C. Bennett       Director, Vice    March 28, 1995
         ------------------      President, Chief
         Marcus C. Bennett*      Financial and
                                 Chief Accounting
                                 Officer

     /s/ Lamar Alexander         Director          March 28, 1995
         ---------------
         Lamar Alexander*

              Signature          Title                  Date
              ----------------------------------------------


     /s/  John J. Byrne            Director         March 28, 1995
          -------------
          John J. Byrne*

     /s/  A. James Clark           Director         March 28, 1995
          --------------
          A. James Clark*

     /s/  Edwin I. Colodny         Director         March 28, 1995
          ----------------
          Edwin I. Colodny*

     /s/  James L. Everett, III    Director         March 28, 1995
          ---------------------
          James L. Everett, III*

     /s/  Edward L. Hennessy, Jr.  Director         March 28, 1995
          ----------------------
          Edward L. Hennessy, Jr.*

     /s/  Edward E. Hood, Jr.      Director         March 28, 1995
          ----------------------
          Edward E. Hood, Jr.*

     /s/  Caleb B. Hurtt           Director         March 28, 1995
          --------------
          Caleb B. Hurtt*

     /s/  Gwendolyn S. King        Director         March 28, 1995
          ----------------------
          Gwendolyn S. King*

     /s/  Melvin R. Laird          Director         March 28, 1995
          ----------------------
          Melvin R. Laird*

     /s/  Gordon S. Macklin        Director         March 28, 1995
          ----------------------
          Gordon S. Macklin*

     /s/  Eugene F. Murphy         Director         March 28, 1995
          ----------------------
          Eugene F. Murphy*

     /s/  Allen E. Murray          Director         March 28, 1995
          ----------------------
          Allen E. Murray*

     /s/  John W. Vessey, Jr.      Director         March 28, 1995
          ----------------------
          John W. Vessey, Jr.*

     /s/  A. Thomas Young          Director         March 28, 1995
          ----------------------
          A. Thomas Young*

                            *By: /s/ STEPHEN M. PIPER     March 28, 1995
                                 --------------------
                                (Stephen M. Piper, Attorney-in-fact**)


     _____________________

     **By authority of Powers of Attorney filed with this Annual
       Report on Form 10-K.

               CONSENT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS


          We consent to the incorporation by reference in this Annual Report on Form 10-K of Martin Marietta Corporation of our report dated January 20, 1995, included in Martin Marietta Corporation's Current Report on Form 8-K dated February 17, 1995.

          We also consent to the incorporation by reference of our report dated January 20, 1995, included in Martin Marietta Corporation's Current Report on Form 8-K dated February 17, 1995, with respect to Martin Marietta Corporation's consolidated financial statements incorporated by reference in the following Registration Statements:

     (1) Registration Statement Number 33-59466-01 of Martin Marietta Corporation and Martin Marietta Technologies, Inc. on Form S-3, dated March 12, 1993;

     (2) Registration Statement Number 33-58067 of Lockheed Martin Corporation on Form S-3, dated March 14, 1995;

     (3)  Registration Statement Numbers:  33-58073, 33-58075, 33-58077, 33-
          58079, 33-58081, 33-58083, 33-58085, 33-58089, and 33-58097 of
          Lockheed Martin Corporation on Forms S-8, each dated March 15, 1995;

     (4) Post-Effective Amendment No. 1, dated March 15, 1995 to Registration Statement Number 33-57645 of Lockheed Martin Corporation on Form S-8.



                                         ERNST & YOUNG LLP


     Washington, DC
     March 24, 1995

             Consent Of KPMG Peat Marwick LLP, Independent Auditors
             ------------------------------------------------------



     The Board of Directors
     General Electric Company:

     The Board of Directors
     Lockheed Martin Corporation:

     We consent to the incorporation by reference of our report dated February 3, 1993 relating to the consolidated statements of earnings and cash flows of GE Aerospace Businesses for the year ended December 31, 1992, which report is incorporated by reference in the December 31, 1994 annual report on Form 10-K of Martin Marietta Corporation, in the following Registration
     Statements:

     (1) Registration Statement Number 33-59466-01 of Martin Marietta Corporation and Martin Marietta Technologies, Inc. on Form S-3, dated March 12, 1993;

     (2) Registration Statement Number 33-58067 of Lockheed Martin Corporation on Form S-3, dated March 14, 1995;

     (3)  Registration Statement Numbers:  33-58073, 33-58075, 33-58077, 33-
          58079, 33-58081, 33-58083, 33-58085, 33-58089, and 33-58097 of
          Lockheed Martin Corporation on Form S-8, each dated March 15, 1995;

     (4) Post-Effective Amendment No. 1, dated March 15, 1995 to Registration Statement Number 33-57645 of Lockheed Martin Corporation on Form S-8.



     Harrisburg, PA
     March 24, 1995

                         CONSENT OF ARTHUR ANDERSEN LLP
                         INDEPENDENT PUBLIC ACCOUNTANTS



     As independent public accountants, we hereby consent to the incorporation by reference in this Form 10-K of Martin Marietta Corporation of our report dated January 20, 1994 on our audits of the combined financial statements of the General Dynamics Space Systems Group as of December 31, 1993 and 1992 and for each of the three years in the period ended December 31, 1993 included in Martin Marietta Corporation's Form 8-K dated May 13, 1994.

     We also hereby consent to the incorporation by reference of our report dated January 20, 1994 on our audits of the combined financial statements of the General Dynamics Space Systems Group as of December 31, 1993 and 1992 and for each of the three years in the period ended December 31, 1993 included in Martin Marietta Corporation's Form 8-K dated May 13, 1994 in the following Registration Statements:

     (1) Registration Statement Number 33-59466-01 of Martin Marietta Corporation and Martin Marietta Technologies, Inc. on Form S-3, dated March 12, 1993;

     (2) Registration Statement Number 33-58067 of Lockheed Martin Corporation on Form S-3, dated March 14, 1995;

     (3)  Registration Statement Numbers:  33-58073, 33-58075, 33-58077, 33-
          58079, 33-58081, 33-58083, 33-58085, 33-58089, and 33-58097 of
          Lockheed Martin Corporation on Forms S-8, each dated March 15, 1995;

     (4) Post-Effective Amendment No. 1, dated March 15, 1995 to Registration Statement Number 33-57645 of Lockheed Martin Corporation on Form S-8



                                         ARTHUR ANDERSEN LLP


     San Diego, California
     March 24, 1995